Form 10-Q
period 1996-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1996-05-15
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                       OR

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

      Commission File No. 0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

      Indiana                                                   35-1833586
      (State of Incorporation)                       (IRS Employer Id. No.)

                                210 East Harriman
                             Bargersville, IN  46106
                    (Address of principal executive offices)

                                 (317) 422-5171
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes     X      No
                                                    -------       -------

      Outstanding Shares of Common Stock on March 31, 1996:  942,825


                                                  Exhibit Index:  Page 12

                       FIRST COMMUNITY BANCSHARES, INC.

                                  FORM 10-Q

                                    INDEX

                                         Page No.
                                         --------
      Part I. Financial Information:

           Item 1.  Financial Statements:

                Consolidated Condensed Balance Sheet................. 3

                Consolidated Condensed Statement of Income........... 4

                Consolidated Condensed Statement of Changes
                in Stockholders' Equity.............................. 5

                Consolidated Condensed Statement of Cash Flows....... 6

                Notes to Consolidated Condensed Financial
                Statements........................................... 7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.... 9

      Part II.  Other Information:

           Item 1.  Legal Proceedings................................ 11

           Item 2.  Changes In Securities............................ 11

           Item 3.  Defaults Upon Senior Securities.................. 11

           Item 4.  Submission of Matter to a Vote of Security
                    Holders.......................................... 11

           Item 5.  Other Information................................ 11

           Item 6.  Exhibits and Reports on Form 8-K................. 11

      Signatures..................................................... 12

                     FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Condensed Balance Sheet
                                       (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                     ----------------------------
                                                         1996            1995
                                                     ------------    ------------
        ASSETS
           Cash and due from banks                  $    637,288    $    797,727
           Short-term interest-bearing deposits        7,501,139       4,853,099
                                                     -----------     -----------
              Cash and cash equivalents                8,138,427       5,650,826
           Investment securities
              Available for sale                       2,751,562       3,258,343
              Held to maturity                         2,728,193       3,156,597
                                                     -----------     -----------
                 Total investment securities           5,479,755       6,414,940
           Loans                                      56,646,194      54,636,626
              Allowance for loan losses                 (527,352)       (518,403)
                                                     -----------     -----------
                 Net Loans                            56,118,842      54,118,223
           Premises and equipment                      1,337,381       1,341,266
           Federal Home Loan Bank of Indianapolis
             stock, at cost                              600,500         600,500
           Foreclosed real estate                        181,499         144,499
           Interest receivable                           522,388         586,427
           Due from broker                                             2,025,329
           Other assets                                  464,468         510,706
                                                     -----------     -----------
                 Total assets                        $72,843,260     $71,392,716
                                                    ============    ============

        LIABILITIES
           Deposits
              Noninterest bearing                   $  4,722,135    $  5,457,652
              Interest bearing                        56,605,765      53,705,453
                                                    ------------    ------------
                 Total deposits                       61,327,900      59,163,105

           Federal Home Loan Bank of Indianapolis
             advances and other borrowings             4,603,315       5,511,453
           Interest payable                              208,767         174,095
           Other liabilities                              65,359         101,848
                                                    ------------    ------------
              Total liabilities                       66,205,341      64,950,501
                                                    ------------    ------------







        COMMITMENTS AND CONTINGENT LIABILITIES

        STOCKHOLDERS' EQUITY
           Preferred stock, no-par value
              Authorized and unissued - 1,000,000 shares
           Common stock, no-par value
              Authorized - 4,000,000 shares
              Issued and outstanding - 942,825 and
                923,291 shares                         6,181,486       6,068,970
           Retained earnings and contributed capital     436,043         351,494
           Net unrealized gain on securities available
             for sale                                     20,390          21,751
                                                    ------------    ------------
              Total stockholders' equity               6,637,919       6,442,215

              Total liabilities and stockholders'
                equity                               $72,843,260     $71,392,716
                                                    ============    ============

        See notes to consolidated condensed financial statements.

                     FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                       Consolidated Condensed Statement of Income
                                       (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                     ----------------------------
                                                         1996            1995
                                                     ------------    ------------
        Interest Income:
           Loans, including fees                      $1,286,246      $  928,251
           Investment securities
              Taxable                                     57,339          44,720
              Tax exempt                                  31,566          63,112
           Interest-bearing time deposits                 69,112          83,619
           Dividends                                      12,740          10,464
                                                    ------------    ------------
              Total interest income                    1,457,003       1,130,166
        Interest Expense:
           Deposits                                      724,226         653,107
           FHLB advances                                  77,323          39,739
                                                    ------------    ------------
              Total interest expense                     801,549         692,846
                                                    ------------    ------------

        Net Interest Income                              655,454         437,320
           Provision for loan losses                      52,500          46,000
                                                    ------------    ------------
        Net Interest Income After Provision for
          Loan Losses                                    602,954         391,320
                                                    ------------    ------------
        Other Income
           Trust fees                                     10,693           9,448
           Service charges on deposit accounts            39,809          25,223
           Net realized gains on sales of securities
             available for sale                            2,880
           Gain on sale of fixed assets                                   22,000
           Other operating income                          6,385           9,301
                                                    ------------    ------------
              Total other income                          59,767          65,972
                                                    ------------    ------------








        Other Expenses
           Salaries and employee benefits                242,911         208,872
           Premises and equipment                         49,482          40,217
           Advertising                                    22,659          24,141
           Data processing fees                           46,058          39,003
           Deposit insurance expense                      31,193          23,113
           Printing and office supplies                   19,263          14,664
           Legal and professional fees                    46,456          27,729
           Telephone expense                              13,912           9,550
           Other operating expense                        72,387          52,862
                                                    ------------    ------------
              Total other expenses                       544,321         440,151
                                                    ------------    ------------

        Income Before Income Tax                         118,400          17,141
           Income tax expense (credit)                    33,851         (21,736)
                                                    ------------    ------------
        Net Income                                   $    84,549     $    38,877
                                                    ============    ============

        Net Income Per Share                         $        .09    $        .04
        Weighted Average Shares Outstanding               927,798         923,394


        See notes to consolidated condensed financial statements.

                        FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
            Consolidated  Condensed Statement of Changes in Stockholders' Equity
                          For the Three Months Ended March 31, 1996
                                         (Unaudited)

                                    Shares                 Contributed  Available
                                    Outstanding    Amount    Capital    For Sale    Total
                                    -----------    ------  -----------  ---------   -----
     BALANCES, DECEMBER 31, 1995      923,291  $6,068,970   $351,494   $21,751  $6,442,215

        Net income for the period                             84,549                84,549
        Net change in unrealized
          gain on securities available
          for sale                                                     (1,361)     (1,361)
        Exercise of stock options      19,534     112,516                          112,516
                                     --------   ---------   --------  --------   ---------

     BALANCE, MARCH 31, 1996          942,825  $6,181,486   $436,043   $20,390  $6,637,919
                                     ========   =========   ========  ========   =========

     See notes to consolidated condensed financial statements.

                     FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY Consolidated Condensed Statements of Cash Flows
                                       (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                     ----------------------------
                                                         1996            1995
                                                     ------------    ------------
        Operating Activities:
           Net income                                 $   84,549      $   38,877
           Adjustments to reconcile net income to net
            cash provided (used) by operating activities:
              Provision for loan losses                   52,500          46,000
              Depreciation and amortization               18,292          17,643
              Securities gains                            (2,880)
              Investment securities amortization           2,780           7,068
              Gain on sale of fixed assets                               (22,000)
              Net change in:
                 Interest receivable                      64,933         (22,107)
                 Interest payable                         34,672         170,021
                 Other assets                             46,236         (53,581)
                 Other liabilities                       (36,489)        (41,339)
                 Due from broker                       2,025,329
                                                     -----------     -----------
                    Net cash provided by operating
                     activities                        2,289,922         140,582
                                                     -----------     -----------

        Investing Activities:
           Proceeds from maturities of securities
            available for sale                           325,000          95,000
           Proceeds from paydowns and maturities of
            securities held to maturity                  425,152         577,926
           Proceeds from sales of securities available
            for sale                                     182,880
           Proceeds from sales of securities held to
            maturity                                                     125,000
           Purchases of securities available for sale                   (400,000)
           Net change in loans                        (2,090,119)     (5,081,142)
           Purchases of property and equipment           (14,407)         (5,638)
                                                     -----------     -----------
              Net cash used by investing activities   (1,171,494)     (4,688,854)
                                                     -----------     -----------








        Financing Activities:
           Net change in:
              Noninterest-bearing, NOW and savings
               deposits                                1,189,923       1,377,246
              Certificates of Deposit                    974,872       5,493,713
              Short-term borrowings                     (908,138)
           Repayment of long-term debt                                (3,500,000)
           Exercise of stock options                     112,516
                                                     -----------     -----------

              Net cash provided by financing
               activities                              1,369,173       3,370,959
                                                     -----------     -----------
        Net Increase (Decrease) in Cash and Cash
        equivalents                                    2,487,601      (1,177,313)

        Cash and Cash equivalents, Beginning of
        period                                         5,650,826       6,442,932

        Cash and Cash equivalents, End of period      $8,138,427      $5,265,619
                                                     ===========     ===========

        Supplemental cash flow disclosures:
           Interest paid                              $  766,877      $  522,825

        See notes to consolidated condensed financial statements.

                  FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
               Notes to Consolidated Condensed Financial Statements
                                  March 31, 1996
                                    (Unaudited)

           Note 1 Basis of Presentation
           ----------------------------

           The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Community Bank & Trust, a state chartered bank (the "Bank"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1995, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

           The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

           The interim consolidated financial statements at March 31, 1996, and for the three months ended March 31, 1996 and 1995, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

           Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, is effective for the Company for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company intends to account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with appropriate proforma disclosures made in the notes to the financial statements.

           Note 2 Stock Transactions
           -------------------------

           On April 26, 1995, the Board of Directors declared a 5 for 4 stock split effective June 1, 1995. Net income per share and weighted average shares outstanding for the three months ended March 31, 1995 have been restated to reflect this stock split.

           Note 3 Contingent Liabilities
           -----------------------------

           The deposits of the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"). A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment on all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of .85% was effected based on deposits as of March 31, 1995 (as originally proposed), the Bank's special assessment would amount to approximately $451,000, before taxes. Accordingly, this special assessment would significantly increase other expenses and adversely affect results of operations. Depending upon the capital level and supervisory rating of the Bank, and assuming the insurance premium levels for commercial banks and SAIF members are equalized, future deposit insurance premiums could decrease from the .23% of deposits currently paid by the Bank. Such reduction in premiums would reduce other expenses for future periods.

           Item 2.   Management's Discussion and Analysis of Financial
           ------    -------------------------------------------------
                     Condition and Results of Operations
                     -----------------------------------

           Results of Operations
           ---------------------

           First Community Bancshares, Inc. ("First Community") had net income of $84,549 and $38,877 for the three months ending March 31, 1996 and 1995, respectively. Net interest income was $655,454 and $437,320 for the three months ending March 31, 1996 and March 31, 1995, respectively.

           Net income increased $45,672 for the three months ended March 31, 1996, when compared to the same period in 1995, due primarily to the increase in net interest income offset by general increases in other expenses. The increase in net interest income resulted primarily from an increase in lending and the income derived therefrom. Lending for the three months ended March 31, 1996 increased by $2,009,568 from December 31, 1995. The increase in provision for loan loss from $46,000 to $52,500 is a reflection of the increase in the loan portfolio and not a deterioration of same. The increase in income from service charges on deposit accounts of $14,586 results from a significant increase in the number of deposit accounts. The increases in other expenses are directly a result of the overall growth of the Bank. Income taxes increased $55,587 for the three months ended March 31, 1996 when compared to the same period in 1995 because of the increase in the Bank's net income before taxes of $101,259.

           Balance Sheet
           -------------

           Loans and Deposits  The Bank had an increase in net loans
           ------------------
           outstanding from $54,118,223 on December 31, 1995 to $56,118,842 on March 31, 1996. This increase is primarily due to an ever increasing customer base because the Bank's branches are located in strong growth markets.

           Deposits increased from $59,163,105 on December 31, 1995 to $61,327,900 on March 31, 1996. This increase as in the increases in the loan portfolio is due to the strong market the Bank is located in and a continual increase in customer base.

           The growth of the Bank is attributable to the opening of a new branch in Greenwood, Indiana in February, 1994 and the opening of a branch in North Vernon, Indiana in October, 1994, as well as general acceptance by the public of the community philosophy of the Bank.

           Classification of Assets, Allowance for Loan Losses, and
           --------------------------------------------------------
           Nonperforming Loans  The Bank currently classifies loans as
           -------------------
           substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 1996, the Bank had $257,995 of loans classified as substandard, none as doubtful and loss. The allowance for loan losses was $527,352 or .94% of net loans receivable at March 31, 1996 compared to $518,403 or .96% of net loans receivable at December 31, 1995. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $283,219 at March 31, 1996 compared to $228,000 at December 31, 1995.

           Liquidity, Interest Rate Sensitivity and Capital Resources
           ----------------------------------------------------------

           Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

           Cash and interest-bearing deposits, when combined with investments, if any, have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately twenty percent (20%) to twenty-five percent (25%) of total assets in cash, interest-bearing deposits and investments in order to satisfy First Community's needs for liquidity and other short-term obligations.

           Management believes it has adequate liquidity for First Community's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by First Community retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while
           providing interest income to First Community.   Long-term
           liquidity and other liquidity needs are provided by the ability of First Community to borrow up to $15,663,243 from the FHLB and the balance of its borrowings was $4,603,315 at March 31, 1996 and December 31, 1995, respectively.

           At March 31, 1996, the Bank's one-year cumulative interest rate gap was a negative 12.66%. A negative interest rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Accordingly, this negative interest rate gap represents substantial risk for First Community in an environment of rising interest rates. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap would have the opposite effect.

           At March 31, 1995, the Company and its subsidiary, First Community Bank & Trust, had core capital of approximately 10.03% and 8.79% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

                            Part II - Other Information

           Item 1.   Legal Proceedings.
           -------   ------------------
                     None.

           Item 2.   Changes in Securities.
           -------   ----------------------
                     Not applicable.

           Item 3.   Defaults upon Senior Securities.
           -------   --------------------------------
                     Not applicable.

           Item 4.   Submission of matters to a Vote by Security
           -------   -------------------------------------------
                     Holders.
                     --------
                     None.

           Item 5.   Other Information.
           -------   ------------------
                     None.

           Item 6.   Exhibits and Reports on Form 8-K.
           -------   ---------------------------------
                     (a)  Exhibits.

                          Exhibit 27  Financial Data Schedule

                     (b) No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                    SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.


                                    By:         /s/ Albert R. Jackson III
                                        ---------------------------------
                                    Albert R. Jackson III
                                    Chief Executive Officer,
                                    Chief Financial  Officer,



           May 13, 1996