Form 10-Q
period 1996-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1996-08-14
CIK 877987

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                     OR

[....] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to             .
                                        --------    -----------

                         Commission File No. 0-19618

                       FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

Indiana                                                            35-1833586
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

                                                  Yes  X            No
                                                      ------              ------

Outstanding Shares of Common Stock on June 30, 1996:   942,825

Exhibit Index:   Page 12

                     FIRST COMMUNITY BANCSHARES, INC.

                              FORM 10-Q

                                INDEX

                                                           Page No.
                                                           ---------

Part I.  Financial Information:

Item 1.  Financial Statements:

Consolidated Condensed Balance Sheet                       3

Consolidated Condensed Statement of Income                 4

Consolidated Condensed Statement of Changes
in Stockholder's Equity                                    5

Consolidated Condensed Statement of Cash Flows             6

Notes to Consolidated Condensed Financial
Statements                                                 7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              8

Part II.  Other Information:

Item 1.  Legal Proceedings                                 10

Item 2.  Changes In Securities                             10

Item 3.  Defaults Upon Senior Securities                   10

Item 4.  Submission of Matter to a Vote of Security
Holders                                                    10

Item 5.  Other Information                                 10

Item 6.  Exhibits and Reports on Form 8-K                  10

Signatures                                                 11

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                           June 30,            December 31
                                                           1996                1995
                                                           --------------      ---------------
ASSETS
  Cash and due from banks                                  $  890,206          $  797,727
  Short-term interest-bearing deposits                      3,684,373           4,853,099
                                                         ------------    ----------------
    Cash and cash equivalents                               4,574,579           5,650,826
  Investment securities Available for sale                  2,396,993           3,258,343
    Held to maturity                                        2,673,165           3,156,597
                                                        -------------      --------------
      Total investment securities                           5,070,158           6,414,940
  Loan                                                     59,419,228          54,636,626
    Allowance for loan losses                               (571,254)           (518,403)
                                                            ---------    ----------------
      Net Loans                                            58,847,974          54,118,223
  Premises and equipment                                    1,395,052           1,341,266
  Federal Home Loan Bank of Indianapolis stock, at cost       777,800             600,500
  Foreclosed real estate                                      177,000             144,499
  Interest receivable                                         555,026             586,427
  Due from broker                                                               2,025,329
  Other assets                                                527,688             510,706
                                                          -----------      --------------
      Total assets                                        $71,925,277         $71,392,716
                                                               ======              ======
LIABILITIES
  Deposits
    Noninterest bearing                                    $5,960,879          $5,457,652
    Interest bearing                                       56,190,366          53,705,453
                                                    -----------------     ---------------
      Total deposits                                       62,151,245          59,163,105

Federal Home Loan Bank of Indianapolis advances and
     other borrowings                                       2,603,315           5,511,453
  Interest payable                                            193,846             174,095
  Other liabilities                                           189,444             101,848
                                                       --------------       --------------
    Total liabilities                                      65,137,850          64,950,501
                                                          -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, no-par value
    Authorized and unissued 1,000,000 shares
  Common stock, no-par value
    Authorized 4,000,000 shares
    Issued and outstanding 942,825 and
    923,291 shares                                          6,181,486           6,068,970
  Retained earnings and contributed capital                   588,143             351,494
  Net unrealized gain on securities available for sale         17,798              21,751
                                                     ----------------        ------------
    Total stockholders' equity                              6,787,427           6,442,215
                                                     ----------------      --------------
    Total liabilities and stockholders' equity            $71,925,277         $71,392,716
                                                             ========             =======

See notes to condensed consolidated financial statements

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Condensed Statement of Income
                                (Unaudited)


                                                  Three Months Ended       Six Months Ended
                                                         June 30,                       June 30,
                                                  1996         1995            1996             1995
                                               ---------------------------------------------------------------

Interest Income:
  Loans, including fees                $1,341,579     $1,079,020     $2,627,825     $2,007,271
  Investment securities
    Taxable                                 55,379        41,993        112,718         86,713
    Tax exempt                             31,926         68,193         63,492        131,305
  Interest-bearing time deposits           73,170        22,826       142,282        106,445
  Dividends                                14,514          9,603         27,254         20,067
                                  ---------------   ------------   ------------    -----------
  Total interest income                 1,516,568    1,221,635      2,973,571  2,351,801
                                   --------------    -----------     ----------    -----------
Interest Expense:
  Deposits                                712,506        699,388      1,436,732      1,352,495
  FHLB advances                            70,179         24,520        147,502         64,259
                                   --------------    ------------     ----------    -----------
    Total interest expense                782,685        723,908      1,584,234      1,416,754
                                   --------------    -------------     ----------    -----------

Net Interest Income                       733,883        497,727      1,389,337        935,047
  Provision for loan losses              (54,000)       (48,000)      (106,500)       (94,000)
                                   ---------------    ------------     -----------    -----------
Net Interest Income After Provision
  for Loan Losses                         679,883        449,727      1,282,837        841,047
                                   --------------    -------------     -----------    ------------
Other Income
  Trust fees                                1,916          7,486         12,609         16,934
  Service charges on deposit
    accounts                               47,158         31,823         86,967         57,046
  Net realized gains on sales of securities
    available for sale                      2,750                         5,630
  Gain on sale of fixed assets                               483                        22,483
  Other operating income                    6,438          9,537         12,823         18,838
                                   --------------    --------------      ------------    -------
    Total other income                     58,262         49,329        118,029        115,301
                                  ---------------   ------------     ----------     ----------

Other Expenses
  Salaries and
    employee benefits                     215,663        191,180        458,574        400,052
  Premises and equipment                   49,464         45,917         98,946         86,134
  Advertising                              29,710         26,661         52,369         50,802
  Data processing fees                     46,414         40,258         92,472         79,261
  Deposit insurance expense                32,751         24,724         63,944         47,837
  Printing and office supplies             17,759         17,133         37,022         31,797
  Legal and professional fees              41,460         37,037         87,916         64,766
  Telephone expense                        13,118         12,199         27,030         21,749
  Other operating expense                  83,539         54,969        155,926        107,831
                                      -----------   ------------    -----------    -----------
    Total other expenses                  529,878        450,078      1,074,199        890,229
                                      -----------   ------------    -----------    ------------

Income Before Income Tax                  208,267         48,978        326,667         66,119
  Income tax expense (credit)              56,167       (10,757)         90,018       (32,493)
                                      ------------   ------------    -----------    ------------
Net Income                             $  152,100     $   59,735     $  236,649     $   98,612
                                           ======          =====         ======       ======

Net Income Per Share                 $        .16  $         .06   $        .25   $        .11
Weighted Average Shares Outstanding       942,825        923,291        935,312        923,291


See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity
                    For the Six Months Ended June 30, 1996
                                (Unaudited)

                                                        Retained Net unrealized
                                                        Earnings Gain (Loss) on
                                     Common Stock          and       Securities
                      ---------------------------
                            Shares                   Contributed      Available
                       Outstanding         Amount        Capital       For Sale          Total

BALANCES,
DECEMBER 31, 1995          923,291    $ 6,068,970      $ 351,494      $  21,751      6,442,215
Net income for
  the period                                             236,649                       236,649
Net change in unrealized
  gain on securities
  available for sale                                                    (3,953)        (3,953)
Exercise of
  stock options             19,534        112,516                                      112,516
                    --------------      ---------    -----------    -----------    -----------
BALANCE,
JUNE 30, 1996              942,825    $ 6,181,486      $ 588,143     $   17,798     $6,787,427
                             =====        =======          =====          ======        ====

See notes to consolidated condensed financial statements.

                 FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                      June 30,
                                                         --------------------------------
                                                                 1996                1995
                                                      -----------------------------------
Operating Activities:
  Net income                                              $   236,649         $    98,612
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                               106,500              94,000
      Depreciation and amortization                            37,650              35,272
      Securities gains                                        (5,630)
      Investment securities amortization                        4,583              21,593
      Gain on sale of fixed assets                                               (22,483)
      Net change in:
        Interest receivable                                    31,401           (134,106)
        Interest payable                                       19,751              72,402
        Other assets                                         (14,388)            (64,927)
        Other liabilities                                      87,596             (3,566)
        Due from broker                                     2,025,329
                                                       --------------    ----------------
          Net cash provided by
            operating activities                            2,529,441              96,797
                                                       --------------    -----------------
Investing Activities:
  Proceeds from maturities of securities
    available for sale                                        400,000             230,000
  Proceeds from paydowns and maturities of
    securities held to maturity                               478,652           1,087,917
  Proceeds from sales of securities available for sale        460,630
  Proceeds from sales of securities held to
    maturity                                                                      125,000
  Purchases of securities available for sale                                  (1,120,000)
  Net change in loans                                     (4,868,752)         (9,566,580)
  Purchases of FHLB Stock                                   (177,300)            (87,600)
  Proceeds from sale of fixed assets                                               64,663
  Purchases of property and equipment                        (91,436)            (15,316)
                                                      ---------------   -----------------
    Net cash used by investing activities                 (3,798,206)         (9,281,916)
                                                      ---------------   -----------------

Financing Activities:
  Net change in:
    Noninterest-bearing, NOW and savings
      deposits                                              3,937,862           4,476,598
    Certificates of Deposit                                 (949,722)           4,369,785
    Short-term borrowings                                   (908,138)
  Proceeds from FHLB advances                                                   3,000,000
  Repayment of FHLB advances                              (2,000,000)         (3,500,000)
  Exercise of stock options                                   112,516
  Cash paid in lieu of issuing fractional shares                                    (876)
                                                       --------------   -----------------
    Net cash provided by financing
      activities                                              192,518           8,345,507
                                                       --------------   -----------------
Net Increase (Decrease) in Cash and Cash
  equivalents                                             (1,076,247)           (839,612)

Cash and Cash equivalents, Beginning of
  period                                                    5,650,826           6,442,932
                                                        --------------   ----------------
Cash and Cash equivalents, End of period                  $ 4,574,579         $ 5,603,320
                                                               ======              ======
Supplemental cash flow disclosures:
  Interest paid                                           $ 1,564,483         $ 1,344,352

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
            Notes to Consolidated Condensed Financial Statements
                                June 30, 1996
                                 (Unaudited)

Note 1 Basis of Presentation
- --------------------------------------

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

The interim consolidated financial statements at June 30, 1996, and for the three months ended June 30, 1996 and 1995, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2 Stock Transactions
- ---------------------------------------

On April 26, 1995, the Board of Directors declared a 5 for 4 stock split effective June 1, 1995. Net income per share and weighted average shares outstanding for the three and six months ended June 30, 1995 have been restated to reflect this stock split.

Note 3 Contingent Liabilities
- ---------------------------------------

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

Item 2.	Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------------
Results of Operations
- -----------------------------

Results of Operations
- -----------------------------

First Community Bancshares, Inc. ("First Community") had net income of $236,649 and $98,612 for the six months ending June 30, 1996 and 1995, respectively.
Net interest income was $1,389,337 and $935,047 for the six months ending June 30, 1996 and June 30, 1995, respectively.

Net income increased $138,037 for the six months ended June 30, 1996, when compared to the same period in 1995, due primarily to the increase in net interest income offset by general increases in other expenses. The increase in net interest income resulted primarily from an increase in lending and the income derived therefrom. Lending for the six months ended June 30, 1996 increased by $4,782,602 from December 31, 1995. The increase in provision for loan loss from $94,000 to $106,500 is a reflection of the increase in the loan portfolio and not a deterioration of same. The increase in income from service charges on deposit accounts of $29,921 results from a significant increase in the number of deposit accounts. The increases in other expenses are directly a result of the overall growth of the Bank. Income taxes increased $122,511 for the six months ended June 30, 1996 when compared to the same period in 1995 because of the increase in the Bank's net income before taxes of $260,548.

Balance Sheet
- -------------------

Loans and Deposits
- ---------------------------

The Bank had an increase in net loans outstanding from $54,118,223 on December 31, 1995 to $58,847,974 on June 30, 1996. This increase is primarily due to an increasing customer base because the Bank's branches are located in strong growth markets.

Deposits increased from $59,163,105 on December 31, 1995 to $62,151,245 on June 30, 1996. This increase, as in the increases in the loan portfolio, is due to the strong markets the Bank is located in and an increase in customer base.

The growth of the Bank has been positively affected by the opening of a new branch in Greenwood, Indiana in February, 1994 and the opening of a branch in North Vernon, Indiana in October, 1994, as well as general acceptance by the public of the community philosophy of the Bank.

Classification of Assets, Allowance for Loan Losses, and Nonperforming
- ------------------------------------------------------------------------------
Loans
- ----------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 1996, the Bank had $297,722 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $571,254 or .97% of net loans receivable at June 30, 1996 compared to $518,403 or .96% of net loans receivable at December 31, 1995. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $283,219 at June 30, 1996 compared to $228,000 at December
31, 1995.

Liquidity, Interest Rate Sensitivity and Capital Resources
- ---------------------------------------------------------------------------

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

Management believes it has adequate liquidity for First Community's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by First Community retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as a short-term liquidity source while providing interest income to First Community. Long-term liquidity and other liquidity needs are provided by the ability of First Community to borrow up to $14,224,187 from the FHLB and the balance of its borrowings was $2,603,315 and $4,603,315 at June 30, 1996 and December 31, 1995, respectively.

At June 30, 1996, the Bank's one-year cumulative interest rate gap was a negative 7.31%. A negative interest rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Accordingly, this negative interest rate gap represents substantial risk for First Community in an environment of rising interest rates. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap would have the opposite effect.

At June 30, 1996, the Company and its subsidiary, First Community Bank & Trust, had core capital of approximately 9.44% and 9.15% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

                          Part II - Other Information

Item 1.Legal Proceedings.
- ---------------------------------
          None.

Item 2.Changes in Securities.
- -------------------------------------
          Not applicable.

Item 3.Defaults upon Senior Securities.
- -------------------------------------------------
          Not applicable.

Item 4.Submission of matters to a Vote by Security Holders.
- ----------------------------------------------------------------------------
          On May 15, 1996, the Company held its annual meeting of the shareholders. A total of 853,199 shares were represented in person or by proxy at the meeting. Roy Martin Umbarger was elected to the Board of Directors for a three year term expiring in 1999. 849,923 shares were voted in favor of the election of the nominee, 3,025 shares were voted against the nominee and there were 251 abstentions or broker non-votes. Frank Neese was elected to the Board of Directors for a three year term expiring in 1999. 848,960 shares were voted in favor of the election of the nominee, 3,987 shares were voted against the nominee and there were 252 abstentions or broker non-votes. The shareholders ratified the appointment of Walter M. Umbarger to fulfill the unexpired term of Larry Gates position on the Board of Directors. 844,487 shares were voted in favor of the ratification, 3,899 were voted against the ratification and there were 4,813 abstentions or broker non-votes. The shareholders approved an amendment to the Company's 1992 Stock Option Plan. 821,594 shares were voted in favor of the amendment, 22,732 were voted against the amendment and there were 8,873 abstentions or broker non-votes. The shareholders also adopted the 1996 Stock Option Plan. 823,531 were voted in favor of the adoption, 24,107 were voted against the adoption and there were 5,561 abstentions or broker non-votes.

Item 5.Other Information.
- ---------------------------------
          None.

Item 6.Exhibits and Reports on Form 8-K.
- -------------------------------------------------------
          (a)        Exhibit 27...Financial Data Schedule
          (b)       No reports were filed on Form 8-K during the quarter
                     ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.



                                    By: /s/ Albert R. Jackson, III
                                         --------------------------
                                         Albert R. Jackson III
                                         Chief Executive Officer,
                                         Chief Financial Officer
August 13, 1996