Form 10-Q
period 1996-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1996-11-14
CIK 877987

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

                                                  Yes  X            No
                                                      ------              ------

Outstanding Shares of Common Stock on September 30, 1996:   942,825

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

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                      September 30,            December 31
                                                           1996                1995
                                                           --------------      ---------------
ASSETS
  Cash and due from banks                                  $  975,149          $  797,727
  Short-term interest-bearing deposits                      2,299,263           4,853,099
                                                         ------------    ----------------
    Cash and cash equivalents                               3,274,412           5,650,826
  Investment securities
    Available for sale                                      2,397,567           3,258,343
    Held to maturity                                        2,616,684           3,156,597
                                                        -------------      --------------
      Total investment securities                           5,014,251           6,414,940
  Loan                                                     63,313,239          54,636,626
    Allowance for loan losses                               (608,205)           (518,403)
                                                            ---------    ----------------
      Net Loans                                            62,705,034          54,118,223
  Premises and equipment                                    1,497,589           1,341,266
  Federal Home Loan Bank of Indianapolis stock, at cost       777,800             600,500
  Foreclosed real estate                                      164,905             144,499
  Interest receivable                                         562,394             586,427
  Due from broker                                                               2,025,329
  Other assets                                                498,966             510,706
                                                          -----------      --------------
      Total assets                                        $74,495,351         $71,392,716
                                                               ======              ======
LIABILITIES
  Deposits
    Noninterest bearing                                    $4,885,101          $5,457,652
    Interest bearing                                       59,732,195          53,705,453
                                                    -----------------     ---------------
      Total deposits                                       64,617,296          59,163,105

Federal Home Loan Bank of Indianapolis advances and
     other borrowings                                       2,481,830           5,511,453
  Interest payable                                            172,377             174,095
  Other liabilities                                           485,978             101,848
                                                       --------------       --------------
    Total liabilities                                      67,757,481          64,950,501
                                                          -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, no-par value
    Authorized and unissued 1,000,000 shares
  Common stock, no-par value
    Authorized 4,000,000 shares
    Issued and outstanding 942,825 and
    923,291 shares                                          6,181,486           6,068,970
  Retained earnings and contributed capital                   538,073             351,494
  Net unrealized gain on securities available for sale         18,311              21,751
                                                     ----------------        ------------
    Total stockholders' equity                              6,737,870           6,442,215
                                                     ----------------      --------------
    Total liabilities and stockholders' equity            $74,495,351         $71,392,716
                                                             ========             =======

See notes to condensed consolidated financial statements

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Condensed Statement of Income
                                (Unaudited)


                                                  Nine Months Ended       Nine Months Ended
                                                      September 30,              September 30,
                                                  1996         1995            1996             1995
                                               ---------------------------------------------------------------

Interest Income:
  Loans, including fees                $1,429,332     $1,174,877     $4,057,157     $3,182,148
  Investment securities
    Taxable                                42,217         33,999        154,935        120,712
    Tax exempt                             31,167         61,597         94,659        192,902
  Interest-bearing time deposits           20,636         34,152        162,918        140,597
  Dividends                                15,347         12,658         42,601         32,725
                                  ---------------   ------------   ------------    -----------
  Total interest income                 1,538,699      1,317,283      4,512,270      3,669,084
                                   --------------    -----------     ----------    -----------
Interest Expense:
  Deposits                                721,232        684,361      2,157,964      2,036,856
  FHLB advances                            36,858         64,858        184,360        129,117
                                   --------------    ------------     ----------    -----------
    Total interest expense                758,090        749,219      2,342,324      2,165,973
                                   --------------    -------------     ----------    -----------

Net Interest Income                       780,609        568,064      2,169,946      1,503,111
  Provision for loan losses              (55,500)       (61,000)      (162,000)      (155,000)
                                   ---------------    ------------     -----------    -----------
Net Interest Income After Provision
  for Loan Losses                         725,109        507,064      2,007,946      1,348,111
                                   --------------    -------------     -----------    ------------
Other Income
  Trust fees                                5,841          2,565         18,450         19,499
  Service charges on deposit
    accounts                               48,106         14,961        135,073         72,007
  Net realized gains on sales of securities
    available for sale                                                    5,630
  Gain on sale of fixed assets                                                          22,483
  Other operating income                    8,317          27,954         21,140        46,792
                                   --------------    --------------      ------------    -------
    Total other income                     62,264          45,480        180,293        160,781
                                  ---------------   ------------     ----------     ----------

Other Expenses
  Salaries and
    employee benefits                     244,890        205,113        703,464        605,165
  Premises and equipment                   53,809         43,553        152,755        129,687
  Advertising                              32,720         24,274         85,089         75,076
  Data processing fees                     51,500         47,690        143,972        126,951
  Deposit insurance expense               378,329         28,318        442,273         76,155
  Printing and office supplies             16,980         16,097         54,002         47,874
  Legal and professional fees              30,638         22,573        118,554         87,339
  Telephone expense                        13,924         13,945         40,954         35,694
  Other operating expense                  65,101         57,337        221,027        165,168
                                      -----------   ------------    -----------    -----------
    Total other expenses                  887,891        458,900      1,962,090      1,349,129
                                      -----------   ------------    -----------    ------------

Income (Loss) Before Income Tax          (100,518)        93,644        226,149        159,763
  Income tax expense (credit)             (50,448)         5,098         39,570        (27,395)
                                      ------------   ------------    -----------    ------------
Net Income (Loss)                      $  (50,070)     $  88,546      $ 186,579     $  187,158
                                           ======          =====         ======       ======

Net Income (Loss) Per Share            $     (.05)  $        .10   $        .20   $        .20
Weighted Average Shares Outstanding       942,825        923,291        937,834        923,291


See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended September 30, 1996
                                (Unaudited)

                                                        Retained Net unrealized
                                                        Earnings Gain (Loss) on
                                     Common Stock          and       Securities
                      ---------------------------
                            Shares                   Contributed      Available
                       Outstanding         Amount        Capital       For Sale          Total

BALANCES,
DECEMBER 31, 1995          923,291    $ 6,068,970      $ 351,494      $  21,751     $ 6,442,215
Net income for
  the period                                             186,579                       186,579
Net change in unrealized
  gain (loss) on securities
  available for sale                                                    (3,440)        (3,440)
Exercise of
  stock options             19,534        112,516                                      112,516
                    --------------      ---------    -----------    -----------    -----------
BALANCE,
SEPTEMBER 30, 1996         942,825    $ 6,181,486      $ 538,073     $   18,311     $6,737,870
                             =====        =======          =====          ======        ====

See notes to consolidated condensed financial statements.

                 FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                         --------------------------------
                                                                 1996                1995
                                                      -----------------------------------
Operating Activities:
  Net income                                              $   186,579         $   187,158
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                               162,000             155,000
      Depreciation and amortization                            58,614              52,915
      Securities gains                                        (5,630)
      Investment securities amortization                        5,140              55,596
      Gain on sale of fixed assets                                                (22,483)
      Net change in:
        Interest receivable                                    24,033            (161,225)
        Interest payable                                       (1,718)            118,040
        Other assets                                           13,996             (30,017)
        Other liabilities                                     384,130              (5,871)
        Due from broker                                     2,025,329
                                                       --------------    ----------------
          Net cash provided by
            operating activities                            2,852,473             349,113
                                                       --------------    -----------------
Investing Activities:
  Proceeds from maturities of securities
    available for sale                                        400,000             230,000
  Proceeds from paydowns and maturities of
    securities held to maturity                               534,853           1,383,699
  Proceeds from sales of securities available for sale        460,630
  Proceeds from sales of securities held to
    maturity                                                                      125,000
  Purchases of securities available for sale                                   (1,670,000)
  Net change in loans                                     (8,774,502)         (13,011,317)
  Purchases of FHLB Stock                                   (177,300)             (87,600)
  Proceeds from sale of fixed assets                                               64,663
  Proceeds from sale of foreclosed real estate                 5,285
  Purchases of property and equipment                       (214,937)             (17,333)
                                                      ---------------   -----------------
    Net cash used by investing activities                 (7,765,971)         (12,982,888)
                                                      ---------------   -----------------

Financing Activities:
  Net change in:
    Noninterest-bearing, NOW and savings
      deposits                                              3,644,434           3,905,900
    Certificates of Deposit                                 1,809,757           5,197,184
    Short-term borrowings                                    (908,138)
  Proceeds from FHLB advances                                                   3,000,000
  Repayment of FHLB advances                               (2,121,485)         (3,594,464)
  Exercise of stock options                                   112,516
  Cash paid in lieu of issuing fractional shares                                     (876)
                                                       --------------   -----------------
    Net cash provided by financing
      activities                                            2,537,084           8,507,744
                                                       --------------   -----------------
Net Decrease in Cash and Cash
  equivalents                                              (2,376,414)         (4,126,031)

Cash and Cash equivalents, Beginning of
  period                                                    5,650,826           6,442,932
                                                        --------------   ----------------
Cash and Cash equivalents, End of period                  $ 3,274,412         $ 2,316,901
                                                               ======              ======
Supplemental cash flow disclosures:
  Interest paid                                           $ 2,344,042         $ 2,047,933
  Taxes paid                                                   55,000

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
            Notes to Consolidated Condensed Financial Statements
                           September 30, 1996
                                 (Unaudited)

Note 1 Basis of Presentation
--------------------------------------

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

The interim consolidated financial statements at September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Note 2 Stock Transactions
---------------------------------------

On April 26, 1995, the Board of Directors declared a 5 for 4 stock split effective June 1, 1995. Net income per share and weighted average shares outstanding for the three and nine months ended September 30, 1995 have been restated to reflect this stock split.

Item 2.	Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------------
Results of Operations
-----------------------------

Results of Operations
-----------------------------

First Community Bancshares, Inc. ("First Community") had net income of $186,579 and $187,158 for the nine months ending September 30, 1996 and 1995, respectively. Net interest income was $2,169,946 and $1,503,111 for the nine months ending September 30, 1996 and September 30, 1995, respectively.

Net income decreased $579 for the nine months ending September 30, 1996, when compared to the same period in 1995. This decrease in earnings is attributable directly to the signing of the omnibus appropriations bill on September 30, 1996, which imposes a FDIC special assessment for all institutions with SAIF-insured deposits. This assessment amounted to $344,105 and is included in deposit insurance expense for the three months and nine months ended September 30, 1996. The after-tax effect on net income was $207,805 for the three months and nine months ended September 30, 1996. The increase in deposit insurance expense and general increases in other expenses was offset by the increase in net interest income. The increase in net interest income resulted primarily from an increase in lending and the income derived therefrom.
Lending for the nine months ended September 30, 1996 increased by $8,676,613 from December 31, 1995. The increase in provision for loan loss from $155,000 to $162,000 is a reflection of the increase in the loan portfolio and not a deterioration of same. The increase in income from service charges on deposit accounts of $63,066 results from a significant increase in the number of deposit accounts. The increases in other expenses are a direct result of the FDIC special assessment and the overall growth of the Bank. Income taxes increased $66,965 for the nine months ended September 30, 1996 when compared to the same period in 1995 because of the increase in the Bank's net income before taxes of $66,386 and a decrease in tax-exempt income of $98,243.

Balance Sheet
-------------------

Loans and Deposits
---------------------------

The Bank had an increase in net loans outstanding from $54,118,223 on December 31, 1995 to $62,705,034 on September 30, 1996. This increase is primarily due to an increasing customer base.

Deposits increased from $59,163,105 on December 31, 1995 to $64,617,296 on September 30, 1996. This increase, as in the increases in the loan portfolio, is due to an increase in customer base.

Classification of Assets, Allowance for Loan Losses, and Nonperforming
------------------------------------------------------------------------------
Loans
----------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 1996, the Bank had $726,319 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $608,205 or .96% of loans receivable at September 30, 1996 compared to $518,403 or .95% of net loans receivable at December 31, 1995. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $238,287 at September 30, 1996 compared to $228,000 at December 31, 1995.

Liquidity, Interest Rate Sensitivity and Capital Resources
---------------------------------------------------------------------------

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Cash and interest-bearing deposits, when combined with investments have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately twenty percent (20%) to twenty-five percent (25%) of total assets in cash, interest-bearing deposits and investments in order to satisfy First Community's needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for First Community's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by First Community retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as a short-term liquidity source while providing interest income to First Community. Long-term liquidity and other liquidity needs are provided by the ability of First Community to borrow up to $15,156,605 from the FHLB and the balance of its borrowings was $2,481,830 and $4,603,315 at September 30, 1996 and December 31, 1995, respectively.

At September 30, 1996, the Bank's one-year cumulative interest rate gap was a negative 12.5%. A negative interest rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Accordingly, this negative interest rate gap represents substantial risk for First Community in an environment of rising interest rates. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap would have the opposite effect.

At September 30, 1996, the Company and its subsidiary, First Community Bank & Trust, had core capital of approximately 9.05% and 8.77% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

                          Part II - Other Information

Item 1.Legal Proceedings.
---------------------------------
          None.

Item 2.Changes in Securities.
-------------------------------------
          Not applicable.

Item 3.Defaults upon Senior Securities.
-------------------------------------------------
          Not applicable.

Item 4.Submission of matters to a Vote by Security Holders.
----------------------------------------------------------------------------
          None.

Item 5.Other Information.
---------------------------------
          None.

Item 6.Exhibits and Reports on Form 8-K.
-------------------------------------------------------
          (a)        Exhibit 27...Financial Data Schedule
          (b)       No reports were filed on Form 8-K during the quarter
                     ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.



                                    By: /s/ Albert R. Jackson, III
                                         --------------------------
                                         Albert R. Jackson III
                                         Chief Executive Officer,
                                         Chief Financial Officer
November 14, 1996