Form 10-K
period 1996-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1997-03-28
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                    FORM 10-K
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                ------   -------

Commission File Number:  0-19618

                       FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

Indiana                                                          35-1833586
(State or Other Jurisdiction of Incorporation          (IRS Employer Id. No.)
 or Organization)

210 East Harriman
Bargersville, Indiana                                                 46106
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (317) 422-5171

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                      Yes  X  No
                                 -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                             -----
Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of
March 12, 1997                                                   $11,313,900
Shares of common stock outstanding as of March 12, 1997:             942,825

                       DOCUMENT INCORPORATED BY REFERENCE.
The Registrant's definitive proxy statement for the 1997 annual meeting of shareholders is incorporated by reference into Part III of this report.

                          FORM 10-K TABLE OF CONTENTS

PART 1                                                              Page

Item  1.  Business                                                     3
Item  2.  Properties                                                  14
Item  3.  Legal Proceedings                                           14
Item  4.  Submission of Matters to a Vote of Security Holders         14

PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                 15
Item  6.  Selected Financial Data                                     16
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         17
Item  8.  Financial Statements and Supplementary Data                 25
Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         25

PART III

Item 10.  Directors and Executive Officers of the Registrant          26
Item 11.  Executive Compensation                                      26
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              26
Item 13.  Certain Relationships and Related Transactions              26

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                 26
Signatures                                                            28

                                     PART I

ITEM 1.  BUSINESS

GENERAL

First Community Bancshares, Inc. (the "Registrant") is a one-bank holding company incorporated in August, 1991. The Registrant's primary asset is its wholly-owned banking subsidiary, First Community Bank & Trust ("First Community"), an Indiana-chartered commercial bank formerly known as Bargersville Federal Savings Bank.

At December 31, 1996, the Registrant had approximately $80.1 million of assets, deposits of approximately $70.6 million and stockholders' equity of approximately $6.9 million. First Community's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar and North Vernon, Indiana. As of December 31, 1996, First Community had 44.5 full time equivalent employees. The Registrant has no full time employees.

First Community's deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). First Community is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. First Community is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. The Registrant is subject to regulation by the Federal Reserve Board. The Federal Reserve Board, as a condition of the acquisition of First Community, required the Registrant to make a commitment not to incur debt in excess of a 30% debt-to-equity ratio on an unconsolidated basis.

The business of First Community consists primarily of attracting deposits from the general public, originating residential real estate, commercial and consumer loans and purchasing other types of investments. In addition, First Community originates first mortgage income-producing property real estate loans, second mortgage one-to-four family home loans, secured home improvement loans, and savings deposit secured loans.
Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. First Community offers small commercial loans to area businesses in addition to new home construction loans and business lines of credit. First Community also invests in various US Treasury, federal agency, state, municipal and other investment securities permitted by applicable laws and regulations. The principal sources of funds for First Community's lending activities include deposits received from the general public, amortization and repayment of loans, maturity of investment securities and FHLB advances.

First Community's primary sources of income are interest on loans, investment securities and interest-bearing deposits in other financial institutions and service charges on deposit accounts. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses and other overhead expenses incurred in the operation of First Community.

LENDING ACTIVITIES

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $65,038,000 at December 31, 1996. Of this amount, approximately $39,221,000 or 60.30% represented fixed rate loans and adjustable rate loans comprised $25,817,000 or 39.70%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.


                                                         At December 31
                                     ----------------------------------------------------
                                             1996                           1995
                                     ------------------------   -------------------------
                                                  Percent of                Percent of
                                      Amount         Total        Amount      Total
                                     -----------  -----------   ----------  ----------
TYPE OF LOAN                                          (Dollars in 000's)
Real estate loans
  Residential mortgages
    (1-4 single family homes)            $22,675       35.17%      $16,547     30.58%
  Non-residential mortgages                  335        0.52           324      0.60
  Residential construction
    (1-4 single family homes)              3,621        5.62         5,002      9.24
Commercial loans                          17,401       26.99        15,119     27.94
Installment loans                         19,084       29.60        15,457     28.58
Tax-exempt loans and leases                1,922        2.99         2,107      3.89
                                         -------      ------       -------    ------
Loans                                     65,038      100.89        54,556    100.81
Allowance for losses                        (644)      (1.00)         (518)    (0.96)
Deferred loan origination costs               70        0.11            80      0.15
                                         -------      ------        ------    ------
Loans, net                               $64,464      100.00%      $54,118    100.00%
                                         =======      ======        ======    ======


The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans maturing in First Community's loan portfolio based on the date that final payment is due. Information on contractual maturities is not readily available. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below.
In addition, commercial real estate loans are included in mortgage loans below.


                                                           Remaining Maturities
                                              Balance
                                            Outstanding
                                           at December 31,   One Year or   Over One Year   Over Five
                                                1996             Less      to Five Years     Years
                                          -------------------------------------------------------------
                                                             (Dollars in 000's)

Real estate loans                              $32,604         $18,176        $  9,784       $4,644
Commercial loans                                10,347           6,185           2,806        1,356
Installment loans                               20,165           6,217          13,233          715
Tax-exempt loans and leases                      1,922              27               0        1,895
                                          ------------       ---------     -----------     --------
Total                                          $65,038         $30,605        $ 25,823       $8,610
                                          ============       =========     ===========     ========

The following table sets forth, as of December 31, 1996, the dollar amount of all loans maturing after December 31, 1997 showing those having a fixed interest rate and floating or adjustable interest rates.

                                                             Floating or
                                             Fixed Rate      Adjustable Rate
                                          --------------     --------------
TYPE OF LOAN                                      (Dollars in 000's)

Real estate loans                                $13,109            $19,495
Commercial loans                                   4,564              5,783
Installment loans                                 19,626                539
Tax-exempt loans and leases                        1,922                  0
                                          --------------     --------------
                                                  39,221             25,817
Less amount due within one year                   13,820             16,785
                                          --------------     --------------
Loans due after one year                         $25,401           $  9,032
                                          ==============     ==============

The original contractual loan payment period for adjustable interest rate residential loans originated by First Community normally ranges from 15 to 30 years. Current fixed rate mortgage originations may not exceed a 15-year term. Because borrowers may refinance or prepay their loans, however, such loans normally remain outstanding for a substantially shorter period of time.

ORIGINATION, PURCHASE AND SALE OF LOANS.  Interest rates charged by
First Community on its loans are affected primarily by loan demand and the supply of funds available for lending. These factors are in turn affected by general economic conditions and monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies and governmental budgetary matters.

Loan originations are derived from a number of sources. Residential loan originations are attributable primarily to solicitation by First Community's staff, referrals from real estate brokers, builders and walk-in customers. Multifamily and other commercial real estate loan originations are obtained from previous borrowers and direct contact with First Community. All property securing real estate loans made by First Community is appraised in accordance with applicable regulations of the FDIC and includes an actual inspection of such property by designated fee appraisers. To supplement loan demand, First Community has also purchased participations in tax-exempt leases.

First Community typically has not sold loans or loan participations in the secondary market. First Community services all loans which it originates and retains.

All mortgage loans in excess of $150,000 are approved by the full Board of Directors or the loan committee of the Board. Loan limits are reviewed and changed from time to time to reflect current market conditions. Fire and casualty insurance is required on all mortgage loans as well as abstracts of title or title insurance.

RESIDENTIAL MORTGAGE LOANS. Residential mortgage loans have been predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, First Community currently originates adjustable rate mortgages ("ARMs") along with long term, fixed-rate mortgages.
At December 31, 1996, First Community's adjustable-rate mortgage loans totaled approximately $19,495,000 or 29.97% of First Community's total loans.

First Community offers residential construction mortgage loans with maturities of six months or less at interest rates which vary with current market rates. The application process includes the same items which are required for other residential mortgage loans and include a submission of accurate plans, specifications and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by designated fee appraisers, and loans are based on the current appraised value.
Loans of up to 80% of such amount may be offered for a maximum period of six months for the construction of the properties securing the loans. Extensions are permitted, when circumstances warrant, if construction has continued satisfactorily and the loan is current.

INSTALLMENT AND COMMERCIAL LENDING. First Community makes various types of installment loans including loans to depositors secured by pledges of their deposit accounts, new and used automobile loans, both direct and indirect, and secured and unsecured personal loans. Although installment and commercial loans are considered by management to involve more risk than residential mortgage loans, such loans have shorter maturities and typically have higher yields than mortgage loans.

Commercial loans include loans secured by commercial real estate or deposits, single-payment loans, construction loans and loans for business purchases, operations, inventory and lines of credit. All non-residential mortgage loans are at a greater interest rate than single-family residential loans.

Installment and commercial loans are approved by a loan committee consisting of First Community's loan officers. A loan officer's approval is required for installment or commercial loans up to certain amounts, and either an officer and one Director or a majority of the Board must approve all other loans. First Community has established policies regarding financial statement requirements, credit verifications procedures and other matters intended to minimize underwriting risk. The most recent loan approval limits were adopted by the Board of Directors on May 15, 1996. The limits vary from officer to officer with a range of $2,500 to $50,000 for unsecured, and a range of $7,500 to $100,000 for secured. Loans in excess of the above-mentioned limits must be approved by a committee of loan officers or the board of directors loan committee.

INSTALLMENT LOAN UNDERWRITING First Community has adopted underwriting guidelines that apply to all loans made by First Community. However, the underwriting policies and practices are particularly important in the installment lending area. Installment loans present risks beyond those presented by other types of loans because the collateral is usually movable and subject to rapid depreciation. Such factors increase the importance of properly documenting such loans and assessing the risks associated with each loan based upon such documentation. The documentation required by First Community's underwriting guidelines include an application, employment income verified by pay stubs, direct verification with employers when deemed necessary, and may include tax returns or audited financial statements and evidence of security. The application must include the minimum loan amount requested, the term requested, monthly payment, purpose of loan, job history, income, financial statement, and security offered if applicable. The application must be signed by all borrowers obligated for the loan. First Community also requires current credit reports from credit bureaus as part of the underwriting procedure for all loans including indirect automobile lending. First Community also reviews the applicant's ability to maintain a stable monthly income and other required monthly payments. Other monthly payments may not exceed forty percent
(40%) of the applicant's stable gross income.

The guidelines limit installment loans to one borrower to $20,000 for unsecured loans, $50,000 for loans secured by collateral other than real estate and $100,000 for loans secured by real estate. Single-pay loans may not be renewed without a 10% reduction in principal.

INCOME FROM LENDING ACTIVITIES. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 90.37% of First Community's total interest income for the year ended December 31, 1996.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming assets consist of nonaccrual loans, restructured loans, past-due loans, real estate owned (acquired in foreclosure), and other repossessed assets. Nonaccrual loans are loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal or because there is a question about First Community's ability to collect all principal and interest. Restructured loans are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower's financial position. Past-due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments, and the amount of the loan is no greater than 80% of the fair market value of the collateral securing the loan or First Community has a reasonable expectation of collecting all past-due interest and principal. The following table summarizes nonperforming assets as of the dates indicated.


                                                          At December 31
                                               -------------------------------------
                                                       1996                1995
                                               ----------------     ----------------
                                                         (Dollars in 000's)
Nonaccrual loans *                                        $  99                 $176
Restructured loans                                            0                    0
Past-due loans 90 days or more
(Interest accruing)                                           0                   96
                                               ----------------     ----------------
otal non-performing loans                                    99                  272
Real estate owned                                           140                  144
Other repossessed assets                                     14                   15
                                               ----------------     ----------------
Total non-performing assets                                $253                 $431
                                               ================     ================

Ratio of non-performing assets
to total assets                                            0.32%                0.60%
Interest on non-performing loans
that would have been included in income                     $24                   $8
                                               ================     ================
Interest in non-performing loans that
was included in income                                       $0                   $0
                                               ================     ================

* Impaired loans for 1996 included in nonaccruing loans totaled $14.

Management has identified additional impaired loans of $53,000 as of December 31, 1996, not included in the risk element table, about which there are doubts as to the borrowers' ability to comply with present repayment terms. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement.

In banking, loan losses are one of the costs of doing business. Although First Community's management emphasizes the early detection and chargeoff of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan chargeoffs, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the adequacy of the allowance for loan loss is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio and the current condition and amount of loans outstanding.

The allowance for loan losses increased during the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily because of the growth in loans and a change in the composition of the loan portfolio. As set out in the table below, installment loans were a greater percentage of total loans in 1996 compared to 1995. During 1996, First Community made a $219,000 provision for loan losses due primarily to growth in loans and a change in the mix of the loan portfolio.

Allocation of the Allowance for Loan Losses:


                                                        At December 31
                               -----------------------------------------------------
                                         1996                            1995
                               -----------------------------   ---------------------
                                                     (Dollars in 000's)

                                               Percentage of                   Percentage
                                               loans to Total                  of loans to
                               Amount          loans           Amount          Total loans
                               -----------     -----------     -----------     -----------
Real estate mortgage loans            $155            41.0%           $111            40.1%
Commercial loans                       187            26.7             165            27.7
Installment loans                      300            29.3             240            28.3
Tax-exempt loans and leases              2             3.0               2             3.1
                               -----------     -----------     -----------     -----------
                                      $644           100.0%           $518           100.0%
                               ===========     ===========     ===========     ===========


Summary of Loan Loss Experience:
                                                 Year Ended December 31
                                               ---------------------------
                                                   1996            1995
                                               ------------    -----------
                                                    (Dollars in 000's)
Balance at January 1                                   $518           $362
Chargeoffs:
Real estate mortgage loans                               (2)             0
Commercial loans                                        (30)           (27)
Installment loans                                       (79)           (61)
                                               ------------     ----------
  Total Chargeoffs                                     (111)           (88)
Recoveries                                               18             36
                                               ------------     ----------
Net Chargeoffs                                          (93)           (52)
                                               ------------     ----------
Provision for loan losses                               219            208
                                               ------------     ----------
Balance at December 31                                 $644           $518
                                               ============     ==========

Average loans during the year                       $59,861        $46,797
Ratio of net chargeoffs to total
average loans outstanding during
the year                                               0.16%          0.11%


INVESTMENT ACTIVITIES

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:


                                                            December 31
                                                     ------------------------
                                                        1996          1995
                                                     ---------     ----------
                                                        (Dollars in 000's)
Available for sale:
  State and municipal obligations                       $1,756         $2,028
  Corporate obligations                                    630          1,230
                                                     ---------     ----------
                                                         2,386          3,258
                                                     ---------     ----------
Held to maturity:
  Federal agency mortgage pools                            174            397
State and municipal obligations                          2,367          2,760
                                                     ---------     ----------
                                                         2,541          3,157
FHLB stock                                                 778            601
                                                     ---------     ----------
Total                                                   $5,705         $7,016
                                                     =========     ==========

At December 31, 1996, the amortized cost of securities available for sale was $2,367,000 while the fair value was $2,386,000 and the amortized cost of securities held to maturity was $2,541,000 while the fair value was $2,498,000.

As of December 31, 1996, there were no state and municipal obligations representing more than 10% of shareholders' equity included in securities.

The following table sets forth the maturities of investment securities at December 31, 1996 and the weighted-average yield (on a tax equivalent basis) on such securities.


                                    Federal Agency          Corporate       State and Municipal
                                    Mortgage Pools1        Obligations          Obligations
                                  ------------------    ----------------    -------------------
                                  Amount     Yield      Amount     Yield    Amount     Yield
                                  ------     ------     ------     ------   ------    ------
Available for Sale:                                    (Dollars in 000's)
  Maturities:
  One year or less                                        $230       8.75%    $420      5.96%
  Over 1 year to 5 years                                   400      10.75      476      8.06
  Over 5 years to 10 years                                                     300     10.17
  Over 10 years                                                                541     10.25
                                                        ------              ------
  Total Available for Sale                                 630      10.02    1,737      8.60
                                                        ------              ------
Held to Maturity:
  Maturities:
  One year or less                 $174        5.07%                           655      4.88
  Over 1 year to 5 years                                                     1,416      5.68
  Over 5 years to 10 years                                                     296      7.07
  Over 10 years
                                 ------                 ------              ------
  Total Held to Maturity            174        5.07          0               2,367      5.63
                                 ------                 ------              ------
  Total Securities                 $174        5.07%      $630      10.02%  $4,101      6.89%
                                 ======                 ======              ======


1 Yield has been calculated based upon prepayment experience of each individual mortgage pool which results in a lower yield than the stated coupon rate. Such prepayments accelerate the maturity of the mortgage pools.

2 Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

SOURCES OF FUNDS

Savings deposits are the primary source of First Community's funds for use in lending and for other general business purposes. In addition to savings deposits, certificates of deposit obtained on a bid basis and FHLB advances represent a significant source of funds to First Community, as well as funds derived from loan repayments. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Approximately $7,355,000 or 10.43% of the deposits of First Community at December 31, 1996 was represented by certificates of deposit provided by a limited number of depositors on a bid basis. These deposits are short term in nature, and because such deposits are acquired through bid, they may be lost to a higher bidder.

DEPOSIT ACTIVITIES. First Community offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. First Community does not rely on brokered deposits as funding sources although First Community does obtain deposits on a bid basis from customers or potential customers wishing to deposit amounts of at least $100,000.

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1996 (in 000's).


MATURITY PERIOD

Three months or less                                    $1,236
Greater than three months through six months             1,532
Greater than six months through twelve months            2,329
Over twelve months                                       2,258
                                                        -------
    Total                                               $7,355
                                                        =======

Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited quarterly. Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rate on these accounts is established by First Community. In recent years, many deposits in long-term fixed-rate accounts have been withdrawn prior to maturity or such certificates have not been renewed at maturity due to the more attractive rates offered on various money market accounts Early withdrawal from certificate accounts at one time subjected the depositor to an early withdrawal penalty which was equal to six months' simple nominal interest when the original maturity was longer than one year. Effective for accounts opened since the first quarter of 1988, early withdrawal penalties are 30 days' interest on accounts maturing in one year or less and 90 days interest on accounts maturing in greater than one year.

Borrowings. The FHLB of Indianapolis functions as a central reserve bank providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitation on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The
FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $2,379,000 from the FHLB as of December 31, 1996.

SERVICE AREA

First Community's primary service areas are Johnson County and Jennings County, Indiana. These areas are among the most affluent and rapidly growing areas of Indiana. The major portion of First Community's customers reside in Johnson County, particularly in the Bargersville, Franklin and Greenwood areas, which account for about one-half of the county's population, according to the 1990 U.S. Census. First Community has branches in Trafalgar, Franklin, and Greenwood, Indiana in Johnson County, a branch at a retirement center in Indianapolis, Indiana, and a branch in North Vernon, Indiana in Jennings County.

COMPETITION

The banking business is highly competitive in Johnson County, which is First Community's primary market, where it competes with 5 commercial banks, and 10 savings and loan associations. In Jennings County, First Community competes with 4 commercial banks and 2 credit unions. To a lesser extent, First Community competes with mortgage banking companies, consumer finance companies, and certain governmental agencies.

REGULATION AND SUPERVISION OF THE REGISTRANT

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Registrant is examined, regulated and supervised by the Federal Reserve and is required to file annual reports and other information regarding its business and operations and the business and operations of its subsidiaries with the Federal Reserve. The Federal Reserve has the authority to issue cease and desist orders against a bank holding company if it determines that activities represent an unsafe and unsound practice or a violation of law.

Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of voting stock of any company which is not a bank and from engaging in any activity other than managing or controlling banks. A bank holding company may, however, own shares of a company engaged in activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Acquisitions by the Registrant of banks and savings associations are also subject to regulation. Any acquisition by the Registrant of more than five percent of the voting stock of any bank requires prior approval of the Federal Reserve. Acquisitions of savings associations are also subject to the approval of the Office of Thrift Supervision ("OTS"). Indiana law permits the Registrant to be acquired by bank holding companies, located in any state in the United States provided that the Registrants' subsidiary bank has been in existence and continuously operated for five (5) or more years.

A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the provision of any property or service. With certain exceptions, a bank holding company, a bank, and a subsidiary or affiliate thereof, may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (I) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

Under the BHCA, bank holding companies may acquire savings associations without geographic restrictions. However, under the Homeowner's Loan Act ("HOLA"), the OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, unless approval is for interstate supervisory acquisitions by savings and loan holding companies, and the acquisition of a savings institution in another state is under laws of the state of the target savings institutions specifically permitting such acquisition. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, most such statutes are of the "regional reciprocity" type which require that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located has enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquirer's home state on terms no more restrictive than those imposed by the target state on the acquirer. Indiana law permits reciprocal interstate savings institution acquisitions within a region consisting of Indiana and contiguous states.

REGULATION AND SUPERVISION OF FIRST COMMUNITY

First Community is supervised, regulated and examined by the DFI and, as a state nonmember bank, by the FDIC. A cease or desist order may be issued by the DFI and FDIC against First Community if the respective agency finds that the activities of First Community represent an unsafe and unsound banking practice or violation of law. The deposits of First Community are insured by the SAIF of the FDIC.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the Bank's primary federal regulatory authority and the DFI. Under Indiana law, First Community may branch anywhere in the state.

The Registrant is a legal entity separate and distinct from First Community. There are various legal limitations on the extent to which First Community can supply funds to the Registrant. The principal source of the Registrant's funds consists of dividends from First Community. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, First Community is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to the Registrant or any of its subsidiaries, or investments in the stock or other securities as collateral for loans.

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Registrant and First Community.

FDICIA

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, enhanced federal supervision of depository institutions including greater authority for the appointment of a conservator or receiver for undercapitalized institutions, the adoption of safety and soundness standards by the federal banking regulators on matters such as loan underwriting and documentation, interest rate risk exposure, compensation and other employee benefits, the establishment of risk-based deposit insurance premiums, liberalization of the qualified thrift lender test, greater restrictions on transactions with affiliates, and mandated consumer protection disclosures with respect to deposit accounts.

CAPITAL REQUIREMENTS

First Community must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain minimum ratios of primary capital to total assets and total capital to total assets. The Registrant is not required to comply with Federal Reserve capital requirements because it has consolidated assets of less than $150,000,000.

First Community must maintain a leverage ratio of at least 4.0%, and a total capital to risk-based assets ratio of at least 8.0%. First Community had a leverage ratio and tangible equity ratio of 8.4% based on leverage and tangible capital of $6,665,000 at December 31, 1996. First Community had a total capital to risk-based assets ratio of 10.9%.

ITEM 2.  PROPERTIES

First Community owns its home office at 210 East Harriman, Bargersville, Indiana, and its branch offices at 298 State Road 135 North in Greenwood, Indiana and at 21 Madison Avenue in North Vernon, Indiana. At December 31, 1996, the net carrying value of First Community's Offices, including land, building, improvements, furniture, fixtures and equipment was $1,792,000. First Community leases space for its branch offices in Franklin, Indianapolis, and Trafalgar, Indiana. First Community opened a second branch office in Franklin, Indiana in October, 1996 which it also leases.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant and First Community are parties to certain lawsuits arising in the ordinary course of their business. The Registrant believes that none of the current lawsuits would, if adversely determined, have a material adverse effect on the Registrant or First Coommunity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The following table sets forth the high and low bid prices for the Registrant's common stock for the quarters during the years indicated, based upon information obtained by management of the Registrant from the only broker known by the Registrant to deal in the Registrant's common stock, and on other price information made available to management of the Registrant. Management of the Registrant has not verified the accuracy of the following information. The Common Stock is traded on a limited basis and many trades have involved privately negotiated transactions. As a result, Registrant is not always aware of the price at which trades occur. The referenced prices may not reflect an actual trading range and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                    BID PRICE PER SHARE
                                    -------------------
                            1996                           1995
                            ----                           ----
QUARTER                HIGH       LOW                 HIGH       LOW
First Quarter          $11        $10                 $13        $12
Second Quarter          11         10                  12         11
Third Quarter           12         10                  11         10
Fourth Quarter          12         11                  11         10


As of December 31, 1996, the Registrant had not declared or paid any cash dividends on its shares of common stock since its organization in 1991. In January, 1994, the Registrant declared a ten percent dividend payable in shares of common stock which had been the only dividend declared to date. The Registrant paid its first cash dividend of $.10 per share on March 15, 1997 to shareholders of record on January 1, 1997. Any future dividend payments by the Registrant will be dependent upon dividends paid by First Community and subject to regulatory limitations.

The dividends which the Registrant may pay are restricted by Federal Reserve Bank capital requirements and by Indiana law to retained earnings. The ability of the Registrant to pay dividends to stockholders is dependent on dividends received from First Community. First Community is restricted by Indiana law and regulations of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the balance of undivided profits, adjusted for defined bad debts and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure.
At December 31, 1996, the stockholder's equity of First Community was $6,665,000, of which a minimum of $484,000 was available for dividends.

The number of record holders of the Registrant's common stock as of March 12, 1997 was 277.

The Registrant did not issue any unregistered shares of common stock during the year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA (dollars in thousands, except per share data)


Summary of Financial Condition                                    At December 31
                                              -------------------------------------------------------
Data:                                         1996        1995        1994        1993        1992
                                              -------     -------     -------     -------     -------
Total assets                                  $80,079     $71,393     $57,857     $43,617     $31,107
Loans, net                                     64,464      54,118      39,147      26,879      16,832
Cash and interest-bearing deposits              7,035       5,651       6,443       5,441       4,961
Securities including FHLB stock                 5,705       7,016       9,812       9,909       8,291
Deposits                                       70,552      59,163      46,184      36,616      25,621
FHLB advances                                   2,379       4,603       5,314       2,507       1,600
Long-term debt                                      0           0           0         450           0
Stockholders' equity                            6,886       6,442       6,145       3,818       3,655

Summary of Selected                                               Year Ended December 31
                                              -------------------------------------------------------
Operating Data:                               1996         1995        1994       1993        1992
                                              -------      -------     -------    -------     -------
Total interest income                          $6,158       $5,074      $3,255     $2,583      $1,789
Total interest expense                          3,166        2,953       1,699      1,308         991
                                              -------      -------     -------    -------     -------
Net interest income                             2,992        2,121       1,556      1,275         798
Provision for loan losses                         219          208         418         92           9
                                              -------      -------     -------    -------     -------
Net interest income after
provision for loan losses                       2,773        1,913       1,138      1,183         789
Total non-interest income                         249          237         127         96          73
Total non-interest expense                      2,565        1,863       1,723      1,085         727
                                              -------      -------     -------    -------     -------
Income (loss) before income taxes                 457          287        (458)       194         135
Income taxes (benefit)                            116           11        (281)        30         100
                                              -------      -------     -------    -------     -------
Net income (loss)                              $  341       $  276     $  (177)     $ 164        $ 35
                                              =======      =======     =======    =======     =======
Net income (loss) per share*                   $ 0.36        $0.30     $ (0.27)     $0.26       $0.10


                                                                 Year Ended December 31
                                              -------------------------------------------------------
Other Selected Data:                          1996         1995        1994       1993        1992
                                              -------      -------     -------    -------     -------

Return on average assets                          .46%         .44%      ( .38)%      .46%        .15%
Return on average equity                         5.04         4.54       (4.48)      4.35        1.10
Average equity to average assets                 9.14         9.64        8.57      10.53       13.40


* Net income per share has been restated to reflect the 1994 stock dividend and April 26, 1995 stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

First Community is the only subsidiary of the Registrant and operates as an Indiana commercial bank. As a bank holding company, the Registrant depends upon the operations of its subsidiary for all revenue and reports its results of operations on a consolidated basis with its subsidiary.

First Community's profitability depends primarily upon the difference between income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid.

RESULTS OF OPERATION

The following discussion of Results of Operations covers the results of operations for the years ended December 31, 1996, 1995 and 1994.

Years ended December 31, 1996, 1995, and 1994. Net income for the year ended December 31, 1996 was $341,000 compared to net income of $276,000 and a net loss of $(177,000) for the years ended December 31, 1995 and 1994, respectively. The $65,000 increase in 1996 was primarily due to an increase in net interest income offset in part by an increase in other expense.

Net interest income increased $871,000 in 1996 due primarily to an increase in loans. The increase in net interest income resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $10,346,00 in 1996, with the most significant areas of growth being in commercial and installment lending. The increase in provision for loan loss from $208,000 to $219,000 is a reflection of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $51,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increase in other expenses is primarily attributable to the signing of the omnibus appropriations bill on September 30, 1996, which imposed a FDIC special assessment for all institutions with SAIF insured deposits. This assessment amounted to $344,000 and is included in deposit insurance expense for the period ending December 31, 1996. Other expenses also increased due to overall growth. Income taxes increased $105,000 in 1996 due to an increase in First Community's overall taxable income.

Net interest income increased $565,000 in 1995 due primarily to an increase in loans. The increase in net interest income resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14,971,000 in 1995, with the most significant areas of growth being in commercial and installment lending. The decrease in provision for loan loss from $418,000 to $208,000 is a reflection of the increase in the quality of the loan portfolio and a decrease in loan charge offs. The increase in income from other service fees of $55,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. In addition, other income increased $43,000 due to the settlement of a suit with a former provider of services. First Community owned a parcel of land in Trafalgar, Indiana and sold this for a gain of $22,000 in March of 1995. The increases in other expenses are a direct result of the overall growth of First Community. Legal and professional fees decreased $124,000 due to a decrease in the number and scope of legal matters in 1995. Income taxes increased $292,000 in 1995 because of an increase in First Community's overall taxable income.

Net interest income increased $281,000 in 1994 due primarily to an increase in loans. Net loans outstanding increased $12,268,000 in 1994.
In addition, service charge income increased $27,000 due to the increase in the number of deposit accounts. The increase in the provision for loan loss from $92,000 in 1993 to $418,000 in 1994 resulted primarily from the increase in loan volume and change in composition of loan portfolio and chargeoffs which negatively impacted earnings. The increase in salary and employee benefits and premises and equipment resulted from the opening of two additional offices in 1994 and the growth in assets of 33% since December
31, 1993. Data processing fees increased due to the increase in the number of accounts in all deposit categories and loans categories. Legal and professional fees continued to increase and be at a higher than expected level due to litigation resulting from the attempt to acquire First Bank in Morgantown, Indiana (which was settled in 1994) and from a disagreement with a former provider of services (which was settled in 1995). The decrease in income tax of $311,000 resulted from the pretax loss incurred for the year ended December 31, 1994.

The following table set for the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 1996 and 1995.


                                     1996                            1995
                           ---------------------------------------------------------------
                                     Interest/                        Interest/
                           Average   Income    Average      Average   Income    Average
                           Balance   Expense     Rate       Balance   Expense    Rate
                           ---------------------------------------------------------------
                          (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits  $  5,287  $    208      3.9%     $  4,320  $    170      3.9%
Investment securities:1
  Taxable                     2,972       259      8.7         3,059       234      7.6
  Tax-exempt                  2,959       168      5.7         6,364       338      5.3
                           --------  --------  --------     --------  --------  -------
Total investment securities   5,931       427      7.2         9,423       572      6.1
                           --------  --------  --------     --------  --------  -------
Loans:2
  Commercial                 20,989     2,112     10.1        14,941     1,548     10.4
  Real estate mortgage       17,807     1,592      8.9        17,598     1,548      8.8
  Installment                19,052     1,748      9.2        11,864     1,151      9.7
  Tax-exempt loans and
  leases                      2,013       151      7.5         2,394       225      9.4
                           --------  --------  --------     --------  --------  -------
  Total loans                59,861     5,603      9.4        46,797     4,472      9.6
                           --------  --------  --------     --------  --------  -------
Total earning assets         71,079     6,238      8.8        60,540     5,214      8.6
                                     --------                         --------
Allowance for loan losses      (569)                            (419)
Cash and due from banks         838                              690
Premises and equipment        1,458                            1,398
Other assets                  1,192                              807
                           --------                         --------
Total assets                $73,998                          $63,016
                           ========                         ========
Liabilities:
Interest-bearing deposits:
  NOW accounts             $  7,719   $   202      2.6        $5,779    $  156      2.7
  Savings                    14,322       638      4.5        10,319       486      4.7
  Certificates of deposit
  and other time             36,480     2,106      5.8        34,835     2,114      6.1
                           --------  --------               --------  --------
  Total interest-bearing
  deposits                   58,521     2,946      5.0        50,933     2,756      5.4
FHLB advances                 3,503       220      6.3         2,798       198      7.1
Long-term debt
                           --------  --------               --------  --------
Total interest-bearing
liabilities                  62,024     3,166      5.1        53,731     2,954      5.5
                                     --------                         --------
Noninterest-bearing demand
deposits                      4,875                            3,120
Other liabilities               337                               88
                           --------                         --------
Total liabilities            67,236                           56,939
Stockholders' equity          6,762                            6,077
                           --------                         --------
Total liabilities and
stockholders' equity        $73,998                          $63,016
                           ========                         ========
Net interest income                    $3,072      4.3%3                $2,260      3.7%3
                                     ========                         ========
Adjustments to convert
tax-exempt investment
securities to fully taxable
equivalent basis, using
marginal rate of 34% after
adjustment for effect
of non-deductible interest
expense attributed to
such assets.                          $    80                          $   139
                                     ========                         ========


1 The average balances of investment securities, including available for sale securities, are computed based on historical cost and do not include any fair value adjustments.

2 Nonaccruing loans have been included in the average balances.

3 Net interest income divided by total earning assets.

CHANGES IN INTEREST INCOME AND EXPENSE COMPARING DECEMBER 31, 1996 AND 1995. The following table analyzes the changes in interest income and interest expense comparing the years ended December 31, 1996 and 1994. It distinguishes between the changes due to differences on volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified, have been allocated proportionately to the change due to volume and the charge due to rate.


                                     Increase (Decrease) in Net Interest Income
                                    --------------------------------------------
Year ended December 31, 1996            Net             Due to          Due to
compared to year ended                Change             Rate           Volume
December 31, 1995                   ---------        ---------       ---------
Interest-earning assets:                          (Dollars in 000's)
Loans                                  $1,131            $ (94)         $1,225
Investment securities                    (145)              93            (238)
Interest-bearing deposits                  38                0              38
                                    ---------        ---------       ---------
  Total                                 1,024               (1)          1,024
                                    ---------        ---------       ---------
Interest-bearing liabilities:
Savings                                   152              (28)            180
Interest-bearing checking                  46               (5)             51
Certificates of deposit                    (8)            (105)             97
FHLB advances                              22              (24)             46
                                    ---------        ---------        --------
  Total                                   212             (162)            374
                                    ---------        ---------        --------
Net change in net interest income      $  812            $ 161          $  651
                                    =========        =========        ========

                                    Increase (Decrease) in Net Interest Income
                                    -------------------------------------------
Year ended December 31, 1995           Net             Due to           Due to
compared to year ended               Change             Rate            Volume
December 31, 1994
                                    ---------        ---------        --------
Interest-earning assets:                          (Dollars in 000's)
Loans                                  $1,765           $  314          $1,451
Investment securities                     (31)             (20)            (51)
Interest-bearing deposits                 105               29              76
                                    ---------        ---------       ---------
  Total                                 1,839              363           1,476
                                    ---------        ---------       ---------
Interest-bearing liabilities:
Savings                                   238              160              78
Interest-bearing checking                  35               21              14
Certificates of deposit                   975              385             590
FHLB advances                              16               (6)             22
Long-term debt                             (9)               0              (9)
                                    ---------        ---------       ---------
  Total                                 1,255              560             695
                                    ---------        ---------       ---------
Net change in net interest income      $  584            $(197)         $  781
                                    =========        =========       =========

ASSET/LIABILITY MANAGEMENT

One of the actions undertaken by First Community's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of First Community's net interest spread to the adverse impact of volatile interest by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The balance between maturity of assets and maturity of liabilities is measured by the interest-rate gap.

At December 31, 1996, First Community's one-year cumulative interest-rate gap was a negative 11.88%. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable to periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 1996, First Community had $36,485,000 or 56.10% of its total loan portfolio invested in installment and commercial loans as compared to $30,576,000 or 56.05% of total loans invested in installment and commercial loans at December 31, 1995. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 1996, First Community's ratio of non-performing assets to total assets decreased from .60% at December 31, 1995 to .32% at December 31, 1996.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense. A substantial amount of deposits have been obtained on a bid basis although the amount of such deposits has been reduced from $7,464,000 at December 31, 1995 to $7,355,000 at December 31, 1996.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.


                                  At December 31, 1996 Maturing or Repricing
                            ----------------------------------------------------------
                                      6 Months
                            6 Months  Through   1-3       3-5       Over 5
                            or Less   1 Year    Years     Years     Years     Total
                            --------  --------  --------  --------  --------  --------
                                                (Dollars in 000's)
Interest-earning assets:
Adjustable rate mortgages   $  8,284  $  4,387  $  5,257  $  1,464  $    103  $ 19,495
Fixed rate mortgages           5,078       427     1,574     1,489     4,541    13,109
Commercial loans               5,493       692     1,352     1,454     1,356    10,347
Consumer loans                 3,554     2,663     9,267     3,966       715    20,165
Tax-exempt loans and leases        0        27         0         0     1,895     1,922
Investments                      275     1,205     1,273     1,027     1,147     4,927
FHLB stock                       778                                               778
Interest-bearing deposits      5,975                                             5,975
                            --------  --------  --------  --------  --------  --------
Total interest-earning
assets                        29,437     9,401    18,723     9,400     9,757    76,718
                            --------  --------  --------  --------  --------  --------
Interest-bearing liabilities:
Fixed maturity deposits       10,698    12,936    15,742     1,799        26    41,201
Other deposits                23,518                                            23,518
FHLB advances                  1,000       199       332       260       588     2,379
                            --------  --------  --------  --------  --------  --------
Total interest-bearing
liabilities                   35,216    13,135    16,074     2,059       614    67,098
                            --------  --------  --------  --------  --------  --------
Excess ( deficiency) of
interest-earning assets over
interest-bearing liabilities  (5,779)   (3,734)    2,649     7,341     9,143     9,620

Cumulative excess (deficiency)
of interest-earning assets
over interest-bearing
liabilities                   (5,779)   (9,513)   (6,864)      477    9,620

Cumulative ratio at
December 31, 1996 as a
percent of total assets        (7.22)%  (11.88)%   (8.57)%     .60%   12.01%


DEPOSIT/ASSET BASE. First Community has experienced significant growth in deposits and assets in the past five years. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase in assets from $16,023,000 at December 31,1990 to $80,079,000 at December 31, 1996 and deposits from $14,774,000 at December 31, 1990 to $70,552,000 at December 31, 1996. These factors include: (i) increased population in the geographic area service; (ii) increased per-household disposable income in the geographic area service;
(iii) movement of the home office of one of the locally owned banks away from the city in which the Registrant is located; (iv) the acquisition of certain local financial institutions by larger metropolitan area banks and the preference of certain individuals in the service area for dealing with a locally owned institution; and (v) the expansion into new communities with the opening of the Franklin, Indianapolis and Trafalgar branches in 1992. First Community also opened a second branch in Franklin, Indiana on October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Cash and interest-bearing deposits, when combined with investments, have decreased as a percentage of total assets primarily due to a shift to higher yielding loans to improve margins. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs.
Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 1996 and December 31, 1995.

During 1996, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits increased $1,384,000. Cash was provided primarily from a net increase in deposit accounts of $11,389,000. Cash was used primarily to fund a net increase in loans of $10,587,000.

At December 31, 1996, commitments to fund loan originations were approximately $9,022,000. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon the ability to borrow from the FHLB and First Community's favorable liquidity ratio.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $15,554,000 from the FHLB and the balance of its borrowings at December 31, 1996 was $2,379,000 a decrease of $2,224,000 from outstanding borrowings at December 31, 1995.

First Community also depends upon major depositors to maintain its liquidity. Deposits from major depositors are obtained on a bid basis which usually results in First Community paying 10 to 15 basis points above the market rate but 15 to 25 basis points below the cost of FHLB borrowings. Management intends to decrease the dollar amount of such deposits in the future by focusing on increasing the amount of deposits with lower interest rates.

ACCOUNTING MATTERS

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122 Accounting for Mortgage Servicing Rights. SFAS No. 122 pertains to mortgage banking enterprises and financial institutions that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 122 eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under SFAS No. 122, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans
(without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage loans and no cost should be allocated to the mortgage servicing rights. An entity would measure impairment of mortgage servicing rights and loans based on the excess of the carrying amount of the mortgage servicing rights portfolio over the fair value of that portfolio. SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights. The adoption of SFAS No. 122 in 1996 did not have a significant impact on financial condition and results of operations.

The FASB issued SFAS No. 123, Stock Based Compensation. In December, 1994, the FASB decided to require expanded disclosures rather than recognition of compensation cost for fixed, at the money, options rather than recognition of compensation expense as was originally proposed in the ED. This statemen establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages employers to recognize the related compensation expense: however, employers are permitted to continue to apply the provisions of Accounting Principles Board ("APB") Opinion
No. 25. Employers that choose to continue to follow APB No. 25 are required to disclose in notes to the financial statements the pro forma effects on their net income and earnings per share of the new accounting method. SFAS No. 123 is effective for the Registrant in 1996. The Registrant elected to continue to apply the provisions of APB's Opinion
No. 25 in accounting for its stock option plans and accordingly made the disclosure required by SFAS No. 122 in its 1996 inancial statements.

SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, breaks new ground in resolving long-standing questions about whether transactions should be accounted for as secured borrowings or as sales. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all of the following conditions are met:

The transferred assets have been isolated from the transferred--put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

Each transferred assets obtains theright--free of conditions that constrain if from taking advantage of that right--to pledge or exchange the transferred assets, or the transferee is qualifying special-purpose entity and the holders of beneficial interest in that entity have the right--free of conditions that constrain them from taking advantage of that right--to pledge or exchange those interests.

The transferor does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or an agreement that entitles the transferor to repurchase or redeem transferred assets are not readily obtainable.

This Statement provides detailed measurement standards for assets and liabilities included in these transactions. It also includes implementation guidance for assessing isolation of transferred assets and for transfers of partial interest, serving of financial assets, securitization, transfers or sale type and direct financing lease receivables, securities lending transactions, repurchase agreements, "wash sales" loan syndications and participation, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with resource and extinguishment of liabilities.

The Statements supersede FASB Statements No. 76 Extinguishment of Debt, and No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and No. 122, Accounting for Mortgage Servicing Rights, and amends FASB Statement No. 155, Accounting for Certain Investments in
Debt and Equity Securities, in addition to clarifying or amending a number of other statements and technical bulletins.

Except as amended by Statement No. 127, this Statement is effective for transfers and serving of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

The FASB was made aware that the volume of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of Statement No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of Statement No. 125 to those transactions as soon as January 1, 1997. As a result, SFAS No. 127 defers for one year the effective date (a) of paragraph 15 of Statement No. 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9-12 and 237(b) of Statement No. 125.

Statement No. 127 provides additional guidance on the types of transactions for which the effective date of Statement No. 125 has been deferred. It also requires that if it is not possible to determine whether a transfer occurring during calendar year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of Statement No. 125 should be applied to that transfer.

All provisions of Statement No. 125 should continue to applied prospectively, and earlier or retroactive application is not permitted.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The primary assets and liabilities of the Registrant are monetary in nature. Consequently, interest rates generally have a more significant impact on performance than the effects of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services. In a period of rapidly rising interest rates, the liquidity and the maturity structure of the Registrant's assets and liabilities are critical to the maintenance of acceptable performance levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Financial Statements are included in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated

                                                                     Page

Independent Auditor's Report on consolidated financial statements.   F-1

Consolidated Balance Sheet at December 31, 1996 and 1995             F-2

Consolidated Statement of Income for the years ended December 31,
1996, 1995 and 1994.                                                 F-3

Consolidated Statement of Changes In Stockholders' Equity for
the years ended December 31, 1996, 1995 and 1994.                    F-4

Consolidated Statement of Cash Flows for the years ended
December 31, 1996, 1995 and 1994.                                    F-5

Notes to consolidated financial statements.                          F-6

2.  EXHIBIT INDEX.  The following exhibits are included as part of this
Report:

3.1 Articles of Incorporation of First Community Bancshares, Inc. (Incorporated herein by reference to the Registration Statement on Form S-4 of First Community Bancshares, Inc. with Registration No. 33-47691 declared effective July 30, 1992).

3.3 Amended Bylaws of First Community Bancshares, Inc. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1992 and filed with the Securities and Exchange Commission on March 31, 1993, file #0-19618).

10.6 First Community Bancshares, Inc. 1992 Stock Option Plan, as amended and approved by Shareholders on May 19, 1993 (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1993 and filed with the Securities and Exchange Commission on March 30, 1994).

10.7 Agreement To Purchase Real Estate by and between First Community Bank & Trust and Mutual Building and Loan Association (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1993 and filed with the Securities and Exchange Commission on March 30, 1994).

10.8 Deferred Director Fee Agreement by and between First Community Bank & Trust Company and Merrill M. Wesemann Dated November 23, 1994 (Incorporated herein by reference to the Form 10-K of First Community Bancshare, Inc. for the fiscal year ended December 31, 1994 and filed with the Securities and Exchange Commission on March 13, 1995).

10.9 First Community Bancshares, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the First Community Bancshares, Inc. proxy statement for the 1996 annual shareholders meeting filed with the Securities and Exchange Commission on March 13, 1996).

10.10 Amendment to the First Community Bancshares, Inc. 1992 Stock Option Plan, as amended and approved by Shareholders on March 13, 1996 (Incorporated herein by reference to the First Community Bancshares, Inc. proxy statement for the 1996 annual shareholders meeting filed with the Securities and Exchange Commission on March 13, 1996).

21.1 Subsidiaries of First Community Bancshares, Inc. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1992 and filed with the Securities and Exchange Commission on March 31, 1993, file #0-19618).

27.1  Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 1997.

FIRST COMMUNITY BANCSHARES, INC.

By:/s/ Albert R. Jackson , III
   ---------------------------------
Albert R. Jackson, III,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s) Date

/s/ Merrill M. Wesemann                                 March 26, 1997
-----------------------------
Merrill M. Wesemann, MD, Chairman


/s/ Eugene W. Morris                                    March 26, 1997
-----------------------------
Eugene W. Morris, Director

/s/ Frank D. Neese                                      March 26, 1997
-----------------------------
Frank D. Neese, Director

/s/ Roy Martin Umbarger                                 March 26, 1997
-----------------------------
Roy Martin Umbarger, Director

/s/ Walter M. Umbarger                                  March 26, 1997
-----------------------------
Walter M. Umbarger, Director

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
Consolidated Financial Statements
December 31, 1996 and 1995

First Community Bancshares, Inc. and Subsidiary
Table of Contents
                                                                PAGE

INDEPENDENT AUDITOR'S REPORT                                       1
FINANCIAL STATEMENTS
  Consolidated balance sheet                                       2
  Consolidated statement of income                                 3
  Consolidated statement of changes in stockholders' equity        4
  Consolidated statement of cash flows                             5
  Notes to consolidated financial statements                       6

GEO. S. OLIVE & CO. LLC

                        INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors
First Community Bancshares, Inc.
Bargersville, Indiana

We have audited the consolidated balance sheet of First Community Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investments in securities in 1994.


/s/ GEO. S. OLIVE & CO. LLC

Indianapolis, Indiana
February 7, 1997

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET


December 31                                1996           1995
------------------------------------------------------------------------
ASSETS
  Cash and due from banks                  $  1,059,473   $    797,727
  Short-term interest-bearing deposits        5,975,098      4,853,099
                                           ------------   ------------
    Cash and cash equivalents                 7,034,571      5,650,826
  Investment securities
    Available for sale                        2,386,358      3,258,343
    Held to maturity                          2,540,803      3,156,597
                                           ------------   ------------
      Total investment securities             4,927,161      6,414,940
    Loans                                    65,108,481     54,636,626
      Allowance for loan losses                (644,132)      (518,403)
                                           ------------   ------------
        Net loans                            64,464,349     54,118,223
    Premises and equipment                    1,791,873      1,341,266
    Federal Home Loan Bank
    of Indianapolis stock, at cost              777,800        600,500
    Foreclosed real estate                      139,500        144,499
    Interest receivable                         526,186        586,427
    Due from broker                                          2,025,329
    Other assets                                417,268        510,706
                                           ------------   ------------
      Total assets                          $80,078,708    $71,392,716
                                           ============   ============
LIABILITIES
  Deposits
    Noninterest bearing                    $  5,833,251   $  5,457,652
    Interest bearing                         64,719,018     53,705,453
                                           ------------   ------------
      Total deposits                         70,552,269     59,163,105
  Federal Home Loan Bank of
  Indianapolis advances and
  other borrowings                            2,378,830      5,511,453
  Interest payable                              187,083        174,095
  Other liabilities                              74,570        101,848
                                           ------------   ------------
    Total liabilities                        73,192,752     64,950,501
                                           ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDER'S EQUITY
  Preferred stock, no-par value
   Authorized and unissued-1,000,000 shares
  Common stock, no-par par value
   Authorized--4,000,000 shares
   Issued and outstanding-942,825 and
   923,291 shares                             6,181,486      6,068,970
  Retained earnings and
  contributed capital                           692,760        351,494
  Net unrealized gain on securities
  available for sale                             11,710         21,751
                                           ------------   ------------
    Total stockholders' equity                6,885,956      6,442,215
                                           ------------   ------------
    Total liabilities and stockholders'
    equity                                  $80,078,708    $71,392,716
                                           ============   ============

See notes to consolidated financial statements.


                   FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31                             1996          1995          1994
-----------------------------------------------------------------------------------------
INTEREST INCOME
  Loans, including fees                        $  5,564,766   $  4,416,698   $  2,703,001
  Securities
    Taxable                                         202,022        188,212        158,371
    Tax exempt                                      125,814        253,979        317,015
    Deposits with financial institutions            207,940        170,432         65,194
    Dividends                                        57,153         44,834         11,157
                                               ------------   ------------   ------------
      Total interest income                       6,157,695      5,074,155      3,254,738
                                               ------------   ------------   ------------
INTEREST EXPENSE
  Deposits                                        2,945,818      2,755,847      1,507,919
  FHLB advances                                     219,980        197,750        181,592
  Long-term debt                                                                    9,369
                                               ------------   ------------   ------------
    Total interest expense                        3,165,798      2,953,597      1,698,880
                                               ------------   ------------   ------------
NET INTEREST INCOME                               2,991,897      2,120,558      1,555,858
  Provision for loan losses                         219,000        207,500        417,500
                                               ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                         2,772,897      1,913,058      1,138,358
                                               ------------   ------------   ------------
OTHER INCOME
  Fiduciary activities                               27,353         21,453         19,221
  Service charges on deposit accounts               184,400        132,926         77,967
  Net realized gains (losses) on
  sales of securities                                 5,630        (13,553)
  Gain on sale of investment in
  stock of another financial institution                                            9,850
  Other operating income                             31,722         96,373         20,255
                                               ------------   ------------   ------------
    Total other income                              249,105        237,199        127,293
                                               ------------   ------------   ------------
OTHER EXPENSES
  Salaries and employee benefits                  1,012,761        838,495        743,858
  Premises and equipment                            212,847        178,143        182,584
  Advertising                                       105,183        103,601         57,337
  Data processing fees                              191,698        175,822        120,753
  Deposit insurance expense                         453,368        106,781         80,097
  Printing and office supplies                       81,541         68,995         66,743
  Legal and professional fees                       135,068        108,879        233,186
  Telephone expense                                  61,770         50,064         43,189
  Other operating expenses                          311,099        232,078        195,778
                                               ------------   ------------   ------------
    Total other expenses                          2,565,335      1,862,858      1,723,525
                                               ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX                     456,667        287,399       (457,874)
  Income tax expense (benefit)                      115,401         11,046       (280,495)
                                               ------------   ------------   ------------
NET INCOME (LOSS)                               $   341,266    $   276,353    $  (177,379)
                                               ============   ============   ============
NET INCOME (LOSS) PER SHARE                            $.36           $.30          $(.27)

WEIGHTED AVERAGE SHARES OUTSTANDING                 939,089        923,291        661,099


See notes to consolidated financial statements.

                   FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          Retained    Net Unrealized
                                                          Earnings      Gain On
                                  Common Stock              and        Securities
                               --------------------      Contributed  Available for Sale
                               Shares                     Capital
                               Outsanding   Amount                                  Total
------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994      462,500      $3,009,628   $808,267                   $3,817,895

  Net loss for 1994                                      (177,379)                    (177,379)
  Issuance of common stock     230,000       2,504,762                               2,504,762
  10% stock dividend            46,215         554,580   (554,580)
  Cash dividends in lieu of
    issuing fractional shares                                (291)                        (291)
                               -------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994    738,715       6,068,970     76,017                    6,144,987
  Net income for 1995                                     276,353                      276,353
  Net change in unrealized
  gain on securities available
  for sale                                                            $21,751           21,751
  Five-for-four stock split    184,576
  Cash dividends in lieu of
  issuing fractional shares                                  (876)                        (876)
                               -------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995    923,291       6,068,970    351,494      21,751        6,442,215
  Net income for 1996                                     341,266                      341,266
  Net change in unrealized
  gain on securities available
  for sale                                                            (10,041)         (10,041)
  Stock options exercised       19,534         112,516                                 112,516
                               -------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996    942,825      $6,181,486   $692,760     $11,710       $6,885,956
                               ===================================================================

See notes to consolidated financial statements.

                          FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31                                 1996            1995          1994
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                $    341,266   $   276,353    $   (177,379)
  Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
    Provision for loan losses                           219,000       207,500         417,500
    Depreciation and amortization                        82,860        71,926          64,671
    Deferred income tax                                  10,278       (20,419)       (253,461)
    Investment securities amortization                    7,215        62,383          76,190
    (Gain) loss on disposal of premises and equipment                 (20,716)         21,659
    Investment securities (gains) losses                 (5,630)       13,553
    Gain on sale of investment in stock of another
    financial institution                                                              (9,850)
    Net change in
      Interest receivable                                91,485      (126,381)       (174,146)
      Interest payable                                   12,988        52,542           5,542
      Other assets                                       89,746       (23,718)        (57,456)
      Other liabilities                                 (27,278)        9,732          40,545
                                                    -----------------------------------------
        Net cash provided (used) by
        operating activities                            821,930       502,755         (46,185)
                                                    -----------------------------------------
INVESTING ACTIVITIES
  Purchases of securities available for sale                       (1,670,000)
  Proceeds from maturities of securities available
  for sale                                              677,750       230,000         195,000
  Proceeds from sales of securities available
  for sale                                            2,176,965       622,021
  Purchases of securities held to maturity                                         (3,203,458)
  Proceeds from maturities and paydowns of
  securities held to maturity                           608,936     1,542,787       3,347,503
  Proceeds from sales of securities held to maturity                  125,000
  Net change in loans                               (10,587,119)  (15,317,327)    (12,785,270)
  Purchases of premises and equipment                  (533,467)      (25,746)       (858,235)
  Proceeds from disposal of premises and equipment                     64,663
  Purchase of stock of FHLB of Indianapolis            (177,300)      (87,600)       (317,700)
  Proceeds from sale of investment in stock
  of another financial institution                                                    201,550
  Proceeds from sale of other real estate and
  repossessions                                          26,992        50,908          40,808
  Other investing activities                                           (4,803)         (2,135)
                                                   ------------------------------------------
    Net cash used by investing activities            (7,807,243)  (14,470,097)    (13,381,937)
                                                   ------------------------------------------
FINANCING ACTIVITIES
  Net change in
    Noninterest-bearing, NOW, and
    savings deposits                                  5,023,029     8,518,439       2,281,254
    Certificates of deposit                           6,366,136     4,460,633       7,286,659
    Short-term borrowings                              (908,138)      908,138
  Proceeds from FHLB advances                                       3,000,000       3,000,000
  Repayment of FHLB advances                         (2,224,485)   (3,711,098)       (192,216)
  Repayment of long-term debt                                                        (450,000)
  Cash dividends in lieu of issuing
  fractional shares                                                      (876)           (291)
  Proceeds from issuance of common stock                                            2,760,000
  Stock options exercised                               112,516
  Offering costs                                                                     (255,238)
                                                    -----------------------------------------
    Net cash provided by financing activities         8,369,058    13,175,236      14,430,168
                                                    -----------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS               1,383,745      (792,106)      1,002,046
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          5,650,826     6,442,932       5,440,886
                                                    -----------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR               $7,034,571    $5,650,826      $6,442,932
                                                    =========================================
ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                      $3,526,976    $2,901,055      $1,693,338
  Income tax paid (refunded)                            110,000       (40,921)         (9,803)

See notes to consolidated financial statements.

                 FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Table Dollar Amounts in Thousands)

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First Community Bancshares, Inc. ("Company") and its wholly owned subsidiary, First Community Bank and Trust ("Bank"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a bank holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation by the Department of Financial Institutions, State of Indiana and the Federal Deposit Insurance Corporation.

On November 30, 1994, the Company completed a public offering and issued 230,000 shares of common stock at $12 per share with net proceeds of $2,504,762.

DESCRIPTION OF BUSINESS--The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Johnson and Jennings Counties, Indiana and surrounding counties. The
Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

CONSOLIDATION--The consolidated financial statements include the accounts of the Company and the Bank after elimination of all material intercompany transactions and accounts.

INVESTMENT SECURITIES--The Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities, on January 1, 1994.

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


At January 1, 1994, investment securities with an approximate carrying value of $815,000 were reclassified as available for sale. The unrealized gains and losses on these securities at December 31, 1994 and January 1, 1994 were not material.

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

ALLOWANCE FOR LOAN LOSSES is maintained to absorb potential loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the portfolio, and the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1996, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL HOME LOAN BANK STOCK is a required investment for institutions that are members of the Federal Home Loan Bank ("FHLB") system. The required investment in the common stock is based on a predetermined formula.

FORECLOSED REAL ESTATE is carried at the lower of cost or fair value less
estimated selling costs.   When foreclosed real estate is acquired, any
required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

EARNINGS (LOSS) PER SHARE have been computed based upon the weighted average common shares outstanding during each year. Common stock equivalents consisting of shares issuable under the stock option plan were not included since their effect on dilution was insignificant.

RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1996, was $305,000.

INVESTMENT SECURITIES


                                                  1996
                                 ------------------------------------------
                                             Gross      Gross
                                 Amortized   Unrealized Unrealized   Fair
December 31                        Cost      Gains      Losses      Value
----------------------------------------------------------------------------

Available for sale
  State and municipal            $1,737      $   24     $  (5)     $1,756
  Corporate obligations             630                               630
                                 -------------------------------------------
    Total available for sale      2,367          24        (5)      2,386
                                 -------------------------------------------
Held to maturity
  State and municipal             2,367           2       (44)      2,325
  Mortgage-backed securities        174                    (1)        173
                                 -------------------------------------------
    Total held to maturity        2,541           2       (45)      2,498
                                 -------------------------------------------
    Total investment securities  $4,908         $26      $(50)     $4,884
                                 ===========================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


                                                     1995
                                 ----------------------------------------------
                                             Gross       Gross
                                 Amortized   Unrealized  Unrealized  Fair
December 31                      Cost        Gains       Losses      Value
-------------------------------------------------------------------------------

Available for sale
  State and municipal                $1,992         $45       $ (9)      $2,028
  Corporate obligations               1,230                               1,230
                                 ----------------------------------------------
    Total available for sale          3,222          45         (9)       3,258
                                 ----------------------------------------------
Held to maturity
  State and municipal                 2,760           2        (61)       2,701
  Mortgage-backed securities            397                     (4)         393
                                 ----------------------------------------------
    Total held to maturity            3,157           2        (65)       3,094
                                 ----------------------------------------------
    Total investment securities      $6,379         $47       $(74)      $6,352
                                 ==============================================


The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        1996
                                 ----------------------------------------------
                                  Available for Sale      Held to Maturity
                                 ----------------------------------------------
Maturity Distribution            Amortized   Fair        Amortized   Fair
at December 31                   Cost        Value       Cost        Value
-------------------------------------------------------------------------------
Due in one year or less             $   650     $   650     $   656     $   654
Due after one through five years        876         880       1,420       1,397
Due after five through ten years        300         306         291         274
Due after ten years                     541         550
                                 ----------------------------------------------
                                      2,367       2,386       2,367       2,325
Mortgage-backed securities                                      174         173
                                 ----------------------------------------------
    Totals                           $2,367      $2,386      $2,541      $2,498
                                 ==============================================

Securities with a carrying value of $174,000 and $397,000 were pledged at December 31, 1996 and 1995 to secure FHLB advances.

Proceeds from sales of securities available for sale during 1996 were $183,000. Gross gains of $3,000 were realized on those sales.

Proceeds from securities held to maturity called at a premium were $278,000. Gross gains of $3,000 were realized on those calls.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


Proceeds, including due from broker of $1,994,000, from sales of securities available for sale during 1995 were $2,616,000. Gross gains of $4,000 and gross losses of $18,000 were realized on those sales.

During 1995, the Company sold two securities held to maturity with an amortized cost of $125,000 due to substandard credit worthiness. No gains or losses were realized on these sales.

On November 30, 1995, the Company transferred certain securities from held to maturity to available for sale in accordance with a transition reclassification allowed by the Financial Accounting Standards Board.
Such securities had a carrying value of $3,803,000 and a fair value of $3,788,000.

LOANS AND ALLOWANCE


December 31                                        1996             1995
----------------------------------------------------------------------------
Commercial, commercial real estate
and industrial loans                             $17,401           $15,119
Real estate loans                                 23,010            16,871
Construction loans                                 3,621             5,002
Individuals' loans for household and
other personal expenditures                       19,084            15,457
Tax-exempt loans and leases                        1,922             2,107
                                               -----------------------------
                                                  65,038            54,556
Deferred loan origination costs                       70                81
                                               -----------------------------
Total loans                                      $65,108           $54,637
                                               =============================


December 31                                    1996          1995        1994
------------------------------------------------------------------------------
Allowance for loan losses
  Balances, January 1                          $518          $362        $161
  Provision for losses                          219           208         418
  Recoveries on loans                            18            36          10
  Loans charged off                            (111)          (88)       (227)
                                             ---------------------------------
Balances, December 31                          $644          $518        $362
                                             =================================

Information on impaired loans is summarized below.


December 31                                    1996        1995
------------------------------------------------------------------
Impaired loans with an allowance                 $67         $52
Allowance for impaired loans (included
in the Company's allowance for loan losses)       $7         $20


FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


Year Ended December 31                          1996         1995
------------------------------------------------------------------------
Average balance of impaired loans                 $112         $26


The Company had no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

No interest income or cash receipts of interest was recorded during 1996 and 1995 for loans that were impaired.

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:


Balances, January 1, 1996                               $191
Changes in composition of related parties                344
New loans, including renewals                            195
Payments, etc., including renewals                       (81)
                                                       -------
Balances, December 31, 1996                             $649
                                                       =======

PREMISES AND EQUIPMENT


December 31                                       1996          1995
-------------------------------------------------------------------------
Land                                              $   264       $   259
Buildings                                             786           737
Leasehold improvements                                343           115
Equipment                                             686           436
                                                -------------------------
    Total cost                                      2,079         1,547
Accumulated depreciation                             (287)         (206)
                                                -------------------------
    Net                                            $1,792        $1,341
                                                =========================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

DEPOSITS


December 31                                        1996          1995
--------------------------------------------------------------------------
Demand deposits                                    $14,212       $12,770
Savings deposits                                    15,139        11,558
Certificates and other time deposits
of $100,000 or more                                  7,355         7,464
Other certificates and time deposits                33,846        27,371
                                                 -------------------------
    Total deposits                                 $70,552       $59,163
                                                 =========================

Certificates and other time deposits maturing in years ending December 31:

1997                                                $23,634
1998                                                 14,814
1999                                                    928
2000                                                    963
2001                                                    836
Thereafter                                               26
                                                  ----------
                                                    $41,201
                                                  ==========


FHLB ADVANCES AND OTHER BORROWINGS


December 31                                          1996        1995
--------------------------------------------------------------------------
Bank overdraft                                                   $   908
FHLB advances                                        $2,379        4,603
                                                   -----------------------
                                                     $2,379       $5,511
                                                   =======================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


                                                             1996
                                                    -----------------------
                                                                  Interest
                                                    Amount           Rate
---------------------------------------------------------------------------
Advances from FHLB
  Maturities in years ending December 31
    1997                                              $1,000        5.870%
    2002                                                 652        6.200
    2003                                                 727        5.850
                                                    ----------
                                                      $2,379
                                                    ==========

The FHLB advances are secured by first mortgage loans and investment securities totaling $15,554,000. Advances are subject to restrictions or penalties in the event or prepayment.

The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires May 6, 1997 and bears interest at a rate equal to the then current variable advance rate. There were no drawings on this line of credit at December 31, 1996.

INCOME TAX


Year Ended December 31                      1996       1995      1994
------------------------------------------------------------------------
Income tax expense (benefit)
  Currently payable
    Federal                                 $  54      $  15     $ (29)
    State                                      51         16         2
  Deferred
    Federal                                    20        (31)     (217)
    State                                     (10)        11       (36)
                                          -------------------------------
Total income tax expense (benefit)          $ 115      $  11     $(280)
                                          ===============================
Reconciliation of federal statutory
to actual tax expense (benefit)
  Federal statutory income tax at 34%        $155        $98     $(156)
  Tax exempt interest                         (66)      (108)      (95)
  Effect of state income taxes                 27         18       (22)
  Other                                        (1)         3        (7)
                                          -------------------------------
Actual tax expense (benefit)                 $115        $11     $(280)
                                          ===============================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


A cumulative deferred tax asset is included in other assets. The components of the asset are as follows:


December 31                                     1996         1995
---------------------------------------------------------------------
Differences in depreciation methods             $ (75)       $ (62)
Differences in accounting for loan losses         227          152
State income tax                                  (13)         (10)
Differences in accounting for securities
available for sale                                 (8)         (14)
Net operating loss carryforward                    20          150
Alternative minimum tax credit carryforward        54
Other                                              (8)         (15)
                                               ----------------------
                                                 $197         $201
                                               ======================
Assets                                           $301         $302
Liabilities                                      (104)        (101)
                                               ----------------------
                                                 $197         $201
                                               ======================

No valuation allowance was considered necessary at December 31, 1996.

Tax expense (benefit) applicable to investment security gains (losses) for the years ended December 31, 1996 and 1995 was $2,230 and $(5,400).

At December 31, 1996, the Company had a net operating loss carryforward of $58,000 expiring in 2009.

At December 31, 1996, the Company had an alternative minimum tax credit carryforward of $54,000 available to offset future regular federal income tax liabilities which has an unlimited carryover period.

COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


Financial instruments whose contract amount represents credit risk as of December 31 were as follows:


                                                   1996          1995
--------------------------------------------------------------------------
Commitments to extend credit                       $9,022        $6,442
Standby letters of credit                             401           190


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The
Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this commitment at December 31, 1996.

STOCKHOLDERS' EQUITY

On January 29, 1994, the Board of Directors declared a 10% stock dividend. Net income per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

On April 26, 1995, the Board of Directors declared a 5-for-4 stock split effective June 1, 1995. Net income per share and weighted average shares outstanding have been restated to reflect the stock split.

The dividends which the Company may pay are restricted by Federal Reserve Bank capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 1996, stockholder's equity of the Bank was $6,665,000, of which a minimum of $484,000 was available for payment of dividends.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate actions by the regulatory agencies that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 1996, management of the Company believes that it meets all capital adequacy requirements to which it is subject. The most recent notification from the regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed this categorization.

The Bank's actual and required capital amounts and ratios are as follows:


                                                              1996
                                       ---------------------------------------------------
                                                        Required for      To Be Well
                                          Actual        Adequate Capital1 Capitalized1
                                       ---------------------------------------------------
December 31                            Amount   Ratio   Amount    Ratio   Amount    Ratio
------------------------------------------------------------------------------------------

Total capital1 (to risk-weighted
assets)                                $6,665   10.9%   $4,885    8.0%    $6,106    10.0%
Tier I capital1 (to risk-weighted
assets)                                 7,309   12.0     2,443    4.0      3,664     6.0
Tier I capital1 (to average assets)     7,309    9.4     3,125    4.0      3,906     5.0

1 As defined by regulatory agencies


EMPLOYEE BENEFITS

Effective January 1, 1995, the Bank adopted a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $6,000 and $4,000 for 1996 and 1995.

The Company adopted a stock option plan in 1992 whereby 44,687 shares of common stock, after restatement for stock dividends and splits, were reserved for the granting of options to certain officers, directors, and key employees. The options were exercisable within five years from the date of grant, and the right to purchase shares under such options vested at a rate of 40% after the first year and 20% each year thereafter with the options being fully vested after four years. Additional options to purchase common shares may be granted not to exceed 10% of the Company's outstanding shares of common stock, less previously granted options.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


On February 15, 1993, the 1992 stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, was amended to increase the aggregate number of shares under the plan from 44,687 to 63,592 shares. In addition, the amendment provided for immediate vesting of all outstanding stock options and stock options granted pursuant to the agreement. On May 15, 1996, the 1992 stock option plan was amended to extend the exercise period from five years to ten years from the date of grant.

On May 15, 1996, the stockholders approved the 1996 stock option plan, reserving 100,000 shares of Company stock for the granting of options to certain key employees, directors and advisors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option. Options granted to key employees and advisors require approval of the Compensation Committee of the Board of Directors ("Committee"). Options granted to key employees and advisors become 25% exercisable one year from the date of the grant and continue to vest
25% each year thereafter until fully vested. Without any action by the Committee, each outside director will be automatically granted an option to purchase 1,000 shares of Company stock on each anniversary date of service on the Board of Directors beginning with their 1997 anniversary. These options vest at the date of grant. Each option granted under the plan shall expire no later than ten years from the date the option is granted. As of December 31, 1996, no options had been granted under the plan.

The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. Since the outstanding options were granted prior to 1995, no pro forma disclosures are required.

The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 1996, 1995 and 1994.


Year Ended December 31                 1996             1995              1994
--------------------------------------------------------------------------------------
                                           Weighted-         Weighted-         Weighted-
                                           Average           Average           Average
                                           Exercise          Exercise          Exercise
Options                           Shares   Price    Shares   Price    Shares   Price
---------------------------------------------------------------------------------------
Outstanding, beginning of year    63,592    $5.76   63,592    $5.76   63,592    $5.76
Granted
Exercised                         19,534     5.76
                                  -------           -------           -------
Outstanding, end of year          44,058    $5.76   63,592    $5.76   63,592    $5.76
                                  =======           =======           =======
Options exercisable at year end   44,058            63,592            63,592


As of December 31, 1996, the 44,058 options outstanding have an exercise price of $5.76 and a weighted-average remaining contractual life of 5 1/2 years.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS--The fair value of cash and cash equivalents approximates carrying value.

INVESTMENT SECURITIES--Fair values are based on quoted market prices.

LOANS--The fair value for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB STOCK--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

INTEREST RECEIVABLE/PAYABLE--The fair values of interest receivable/payable approximate carrying values.

DUE FROM BROKER--The fair value of the due from broker approximates carrying value.

DEPOSITS--The fair values of noninterest-bearing and interest-bearing demand accounts are equal to the amount payable on demand at the balance sheet date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FHLB ADVANCES AND OTHER BORROWINGS--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

The estimated fair values of the Company's financial instruments are as follows:


                                    1996                   1995
                               ---------------------------------------------
                               Carrying   Fair        Carrying    Fair
December 31                    Amount     Value       Value       Value
----------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents     $7,035     $7,035      $5,651      $5,651
  Investment securities
  available for sale             2,386      2,386       3,258       3,258
  Investment securities
  held to maturity               2,541      2,498       3,157       3,094
  Loans, net                    64,464     65,305      54,118      55,087
  Stock in FHLB                    778        778         601         601
  Interest receivable              526        526         586         586
  Due from broker                                       2,025       2,025
LIABILITIES
  Deposits                      70,552     70,633      59,163      59,275
  FHLB advances and other
  borrowings                     2,379      2,351       5,511       5,518
  Interest payable                 187        187         174         174


FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                         CONDENSED BALANCE SHEET
December 31                                          1996           1995
------------------------------------------------------------------------------
ASSETS
  Cash on deposit                                    $     64       $     31
  Investment in subsidiary                              6,665          6,282
  Other assets                                            161            132
                                                   ---------------------------
    Total assets                                     $  6,890       $  6,445
                                                   ===========================
LIABILITIES--other liabilities                       $      4       $      3
STOCKHOLDERS' EQUITY                                    6,886          6,442
                                                   ---------------------------
Total liabilities and stockholders' equity           $  6,890       $  6,445
                                                   ===========================



                         CONDENSED STATEMENT OF INCOMES

Year Ended December 31                        1996       1995       1994
---------------------------------------------------------------------------
Income
  Dividends from subsidiary                              $  30      $  17
  Other interest income and dividends         $   1          1          2
  Gain on sale of investment in stock
  of another financial institution                                     10
                                             ------------------------------
    Total income                                  1         31         29
                                             ------------------------------
Expenses
  Interest expense                                                      9
  Salaries and employee benefits                 20         19         57
  Professional fees                              55         20         83
  Other expenses                                 12         22         12
                                             ------------------------------
    Total expenses                               87         61        161
                                             ------------------------------
Loss before income tax benefit
and equity in undistributed income
  (loss) of subsidiary                          (86)       (30)      (132)
  Income tax benefit                            (34)       (24)       (64)
                                             ------------------------------
Loss before equity in undistributed
  income (loss) of subsidiary                   (52)        (6)       (68)
  Equity in undistributed income
  (loss) of subsidiary                          393        282       (109)
                                             ------------------------------
NET INCOME (LOSS)                              $341       $276      $(177)
                                             ==============================


FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


                       CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31                         1996        1995        1994
------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                            $  341      $  276      $ (177)
  Gain on sale of investment in stock of
  another financial institution                                           (10)
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities       (421)       (296)         86
                                             ---------------------------------
    Net cash used by operating activities         (80)        (20)       (101)
                                             ---------------------------------
INVESTING ACTIVITIES
  Net change in loans                                                     266
  Investment in Bank                                                   (2,375)
                                             ---------------------------------
  Net cash used by investing activities                                (2,109)
                                             ---------------------------------
FINANCING ACTIVITIES
  Repayment of long-term debt                                            (450)
  Proceeds from sale of investment
  in stock of another financial institution                               202
  Cash dividends in lieu of
  issuing fractional shares                                    (1)
  Proceeds from issuance of common stock                                2,760
  Stock options exercised                         113
  Offering costs                                                         (255)
                                              --------------------------------
    Net cash provided (used) by
    financing activities                          113          (1)      2,257
                                              --------------------------------
NET CHANGE IN CASH ON DEPOSIT                      33         (21)         47

CASH ON DEPOSIT AT BEGINNING OF YEAR               31          52           5
                                              --------------------------------
CASH ON DEPOSIT AT END OF YEAR                   $ 64        $ 31        $ 52
                                              ================================