Form 10-Q
period 1997-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1997-05-15
CIK 877987

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

Outstanding Shares of Common Stock on March 31, 1997: 942,825

Exhibit Index:   Page 12

                     FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

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

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                           March 31,         December 31
                                                             1997                1996
                                                         ------------      --------------
ASSETS
  Cash and due from banks                                  $  959,404          $1,059,473
  Short-term interest-bearing deposits                      7,023,299           5,975,098
                                                         ------------      --------------
    Cash and cash equivalents                               7,982,703           7,034,571
  Investment securities
    Available for sale                                      1,963,721           2,386,358
    Held to maturity                                        2,482,552           2,540,803
                                                         ------------      --------------
      Total investment securities                           4,446,273           4,927,161
  Loans                                                    68,516,133          65,108,481
    Allowance for loan losses                               (655,150)           (644,132)
                                                         ------------      --------------
      Net Loans                                            67,860,983          64,464,349
  Premises and equipment                                    1,774,156           1,791,873
  Federal Home Loan Bank of Indianapolis stock, at cost       777,800             777,800
  Foreclosed real estate                                                          139,500
  Interest receivable                                         511,131             526,186
  Other assets                                              392,609               417,268
                                                         ------------      --------------
      Total assets                                        $83,745,655         $80,078,708
                                                         ============      ==============
LIABILITIES
  Deposits
    Noninterest bearing                                    $4,347,783          $5,833,251
    Interest bearing                                       69,636,438          64,719,018
                                                         ------------      --------------
      Total deposits                                       73,984,221          70,552,269

Federal Home Loan Bank of
Indianapolis advances                                       2,378,830           2,378,830
  Interest payable                                            205,662             187,083
  Other liabilities                                           232,555              74,570
                                                         ------------      --------------
    Total liabilities                                      76,801,268          73,192,752
                                                         ------------      --------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, no-par value
    Authorized and unissued 1,000,000 shares
  Common stock, no-par value
    Authorized 4,000,000 shares
    Issued and outstanding 942,825 shares                   6,181,486           6,181,486
  Retained earnings and contributed capital                   761,719             692,760
  Net unrealized gain on securities available for sale          1,182              11,710
                                                         ------------      --------------
    Total stockholders' equity                              6,944,387           6,885,956
                                                         ------------      --------------
    Total liabilities and stockholders' equity            $83,745,655         $80,078,708
                                                         ============      ==============

See notes to condensed consolidated financial statements

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Condensed Statement of Income
                                (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       1997           1996
                                                                 --------------------------------

Interest Income:
  Loans, including fees                                              $1,531,909     $1,286,246
  Investment securities
    Taxable                                                              45,244         57,339
    Tax exempt                                                           29,383         31,566
  Interest-bearing time deposits                                         41,891         69,112
  Dividends                                                              16,248         12,740
                                                                   ------------    -----------
  Total interest income                                               1,664,675      1,457,003
                                                                   ------------    -----------
Interest Expense:
  Deposits                                                              814,494        724,226
  FHLB advances                                                          35,103         77,323
                                                                   -------------   -----------
    Total interest expense                                              849,597        801,549
                                                                   -------------   -----------

Net Interest Income                                                     815,078        655,454
  Provision for loan losses                                              54,000         52,500
                                                                   -------------   -----------
Net Interest Income After Provision
  for Loan Losses                                                       761,078        602,954
                                                                   -------------   -----------
Other Income
  Trust fees                                                             10,840         10,693
  Service charges on deposit
    accounts                                                             55,510         39,809
  Net realized gains on sales of securities                                              2,880
Other operating income                                                    7,275          6,385
                                                                   -------------   -----------
    Total other income                                                   73,625         59,767
                                                                   -------------   -----------

Other Expenses
  Salaries and
    employee benefits                                                   287,714        242,911
  Premises and equipment                                                 67,687         49,482
  Advertising                                                            28,105         22,659
  Data processing fees                                                   54,978         46,058
  Deposit insurance expense                                              10,290         31,193
  Printing and office supplies                                           17,599         19,263
  Legal and professional fees                                            38,847         46,456
  Telephone expense                                                      17,318         13,912
  Other operating expense                                                71,094         72,387
                                                                  -------------    -----------
    Total other expenses                                                593,632        544,321
                                                                  -------------    -----------

Income (Loss) Before Income Tax                                         241,071        118,400
  Income tax expense                                                     77,830         33,851
                                                                  -------------    -----------
Net Income                                                            $ 163,241     $   84,549
                                                                  =============    ===========

Net Income (Loss) Per Share                                        $        .17   $        .09
Weighted Average Shares Outstanding                                     942,825        927,798


See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 1997
                                (Unaudited)

                                                        Retained   Net unrealized
                                                        Earnings  Gain (Loss) on
                                 Common Stock              and      Securities
                            Shares                   Contributed    Available
                       Outstanding         Amount        Capital    For Sale          Total
-----------------------------------------------------------------------------------------------
BALANCES,
DECEMBER 31, 1996          942,825    $ 6,181,486      $ 692,760      $  11,710     $ 6,885,956
Net income for
  the period                                             163,241                        163,241
Net change in unrealized
  gain on securities
  available for sale                                                    (10,528)        (10,528)
Cash dividends                                           (94,282)                       (94,282)
                        ----------    -----------     -----------    -----------   ------------
BALANCES,
MARCH 31, 1997             942,825    $ 6,181,486      $ 761,719     $    1,182     $ 6,944,387
                        ==========    ===========     ===========    ===========   ============

See notes to consolidated condensed financial statements.

                 FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                         --------------------------------
                                                               1997                1996
                                                         --------------------------------
Operating Activities:
  Net income                                              $   163,241         $    84,549
  Adjustments to reconcile net income to net
    cash provided used) by operating activities:
      Provision for loan losses                                54,000              52,500
      Depreciation and amortization                            31,689              18,292
      Securities gains                                                             (2,880)
      Investment securities amortization                        1,751               2,780
Net change in:
        Interest receivable                                    15,055              64,933
        Interest payable                                       18,579              34,672
        Other assets                                           31,564              46,236
        Other liabilities                                     157,985             (36,489)
        Due from broker                                                         2,025,329
                                                          -----------         -----------
          Net cash provided by
            operating activities                              473,864           2,289,922
                                                          -----------         -----------
Investing Activities:
  Proceeds from maturities of securities
    available for sale                                        405,000             325,000
  Proceeds from paydowns and maturities of
    securities held to maturity                                56,704             425,152
  Proceeds from sales of securities available for sale                            182,880
Net change in loans                                        (3,434,301)         (2,090,119)
Proceeds from sale of other real estate                       123,167
  Purchases of property and equipment                         (13,972)            (14,407)
                                                          -----------         -----------
    Net cash used by investing activities                  (2,863,402)         (1,171,494)
                                                          -----------         -----------

Financing Activities:
  Net change in:
    Noninterest-bearing, NOW and savings
      deposits                                             (1,565,115)          1,189,923
    Certificates of Deposit                                 4,997,067             974,872
    Short-term borrowings                                                        (908,138)
    Cash dividends                                            (94,282)
Exercise of stock options                                                         112,516
                                                          -----------         -----------
    Net cash provided by financing
      activities                                            3,337,670           1,369,173
                                                          -----------         -----------
Net Change in Cash and Cash
  Equivalents                                                 948,132           2,487,601

Cash and Cash equivalents, Beginning of
  Period                                                    7,034,571           5,650,826
                                                          -----------         -----------
Cash and Cash equivalents, End of period                  $ 7,982,703         $ 8,138,427
                                                          ===========         ===========
Supplemental cash flow disclosures:
  Interest paid                                           $   831,018         $   766,877

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
            Notes to Consolidated Condensed Financial Statements
                           March 31, 1997
                                 (Unaudited)

Note 1 Basis of Presentation
--------------------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Community Bank & Trust, a state chartered bank (the "Bank"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1996, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 1997, and for the three months ended March 31, 1997 and 1996, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
-----------------------------

Results of Operations
-----------------------------

First Community Bancshares, Inc. ("First Community") had net income of $163,241 and $84,549 for the three months ending March 31, 1997 and 1996, respectively. Net interest income was $815,078 and $655,454 for the three months ending March 31, 1997 and March 31, 1996, respectively.

Net income increased $78,692 for the three months ending March 31, 1997, when compared to the same period in 1996, due primarily to the increase in net interest income offset by general increases in other expenses. This increase in net interest income resulted primarily from an increase in lending and the income derived therefrom. Lending for the three months ended March 31, 1997 increased by $3,407,652 from December 31, 1996. The increase in income from service charges on deposit accounts of $15,701 results from a significant increase in the number of deposit accounts. The increases in other expenses are directly a result of the overall growth of the Bank. Income taxes increased $43,979 for the three months ended March 31, 1997, when compared to the same period in 1996, because of the increase in the Bank's net income before taxes of $122,671.

Balance Sheet
-------------------

Loans and Deposits
---------------------------

The Bank had an increase in net loans outstanding from $64,464,349 on December 31, 1996 to $67,860,983 on March 31, 1997. This increase is primarily due to an increasing customer base.

Deposits increased from $70,552,269 on December 31, 1996 to $73,984,221 on March 31, 1997. This increase, as in the increases in the loan portfolio, is due to an increase in customer base.

Classification of Assets, Allowance for Loan Losses, and Nonperforming
-----------------------------------------------------------------------
Loans
----------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 1997, the Bank had $528,022 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $655,150 or .97% of net loans receivable at March 31, 1997 compared to $644,132 or 1.0% of net loans receivable at December 31, 1996. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $186,000 at March 31, 1997 compared to $99,000 at December 31, 1996.

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

Management believes it has adequate liquidity for First Community's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by First Community retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as a short-term liquidity source while providing interest income to First Community. Long-term liquidity and other liquidity needs are provided by the ability of First Community to borrow up to $16,590,000 from the FHLB and the balance of its borrowings was $2,378,830 at March 31, 1997 and December 31, 1996, respectively.

At March 31, 1997, the Bank's one-year cumulative interest rate gap was a negative 18.41%. A negative interest rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Accordingly, this negative interest rate gap represents substantial risk for First Community in an environment of rising interest rates. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap would have the opposite effect.

At March 31, 1997, the Company and its subsidiary, First Community Bank & Trust, had core capital of approximately 8.3% and 8.1% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

                          Part II - Other Information

Item 1.Legal Proceedings.
-------------------------
          None.

Item 2.Changes in Securities.
------------------------------
          Not applicable.

Item 3.Defaults upon Senior Securities.
---------------------------------------
          Not applicable.

Item 4.Submission of matters to a Vote by Security Holders.
-----------------------------------------------------------
          None.

Item 5.Other Information.
--------------------------
          None.

Item 6.Exhibits and Reports on Form 8-K.
-----------------------------------------
          (a)        Exhibit 27.1...Financial Data Schedule
          (b) No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.



                                    By: /s/ Albert R. Jackson, III
                                         --------------------------
                                         Albert R. Jackson III
                                         Chief Executive Officer,
                                         Chief Financial Officer
May 12, 1997