Form 10-Q
period 1997-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1997-08-14
CIK 877987

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                                                  Yes  X            No
                                                      ------              ------

Outstanding Shares of Common Stock on June 30, 1997:   942,825

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

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Balance Sheet
                               (Unaudited)

                                                           June 30,            December 31,
                                                           1997                1996
                                                           --------------      ---------------
ASSETS
  Cash and due from banks                                  $  954,430          $1,059,473
  Short-term interest-bearing deposits                      5,991,715           5,975,098
                                                         ------------    ----------------
    Cash and cash equivalents                               6,946,145           7,034,571
  Investment securities Available for sale                  1,887,331           2,386,358
    Held to maturity                                        2,442,908           2,540,803
                                                        -------------      --------------
      Total investment securities                           4,330,239           4,927,161
  Loans                                                    73,119,241          65,108,481
    Allowance for loan losses                               (718,454)           (644,132)
                                                            ---------    ----------------
      Net Loans                                            72,400,787          64,464,349
  Premises and equipment                                    1,932,086           1,791,873
  Federal Home Loan Bank of Indianapolis stock, at cost       777,800             777,800
  Foreclosed real estate                                                          139,500
  Interest receivable                                         573,088             526,186
  Other assets                                                431,002             417,268
                                                          -----------      --------------
      Total assets                                        $87,391,147         $80,078,708
                                                               ======              ======
LIABILITIES
  Deposits
    Noninterest bearing                                    $5,621,002          $5,833,251
    Interest bearing                                       72,848,164          64,719,018
                                                    -----------------     ---------------
      Total deposits                                       78,469,166          70,552,269

Federal Home Loan Bank of Indianapolis advances             1,378,830           2,378,830
  Interest payable                                            196,592             187,083
  Other liabilities                                           222,486              74,570
                                                       --------------       --------------
    Total liabilities                                      80,267,074          73,192,752
                                                          -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, no-par value
    Authorized and unissued 1,000,000 shares
  Common stock, no-par value
    Authorized 4,000,000 shares
    Issued and outstanding 942,825 shares                   6,181,486           6,181,486
  Retained earnings and contributed capital                   920,984             692,760
  Net unrealized gain on securities available for sale         21,603              11,710
                                                     ----------------        ------------
    Total stockholders' equity                              7,124,073           6,885,956
                                                     ----------------      --------------
    Total liabilities and stockholders' equity            $87,391,147         $80,078,708
                                                             ========             =======

See notes to condensed consolidated financial statements

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Condensed Statement of Income
                                (Unaudited)


                                                  Three Months Ended       Six Months Ended
                                                         June 30,                       June 30,
                                                  1997         1996            1997             1996
                                               ---------------------------------------------------------------

Interest Income:
  Loans, including fees                $1,649,483    $1,341,579     $3,181,392     $2,627,825
  Investment securities
    Taxable                                39,933        55,379         85,177        112,718
    Tax exempt                             29,067        31,926         58,450         63,492
  Interest-bearing time deposits           79,219        73,170        121,110        142,282
  Dividends                                15,223        14,514         31,471         27,254
                                  ---------------   ------------   ------------    -----------
  Total interest income                 1,812,925     1,516,568      3,477,600      2,973,571
                                   --------------    -----------     ----------    -----------
Interest Expense:
  Deposits                                909,858        712,506      1,724,352      1,436,732
  FHLB advances                            36,940         70,179         72,043        147,502
                                   --------------    ------------     ----------    -----------
    Total interest expense                946,798        782,685      1,796,395      1,584,234
                                   --------------    -------------     ----------    -----------

Net Interest Income                       866,127        733,883      1,681,205      1,389,337
  Provision for loan losses               (57,000)       (54,000)      (111,000)      (106,500)
                                   ---------------    ------------     -----------    -----------
Net Interest Income After Provision
  for Loan Losses                         809,127        679,883      1,570,205      1,282,837
                                   --------------    -------------     -----------    ------------
Other Income
  Trust fees                                6,936          1,916         17,776         12,609
  Service charges on deposit
    accounts                               56,236         47,158        111,746         86,967
  Net realized gains on sales of securities
    available for sale                                     2,750                         5,630
  Other operating income                    3,082          6,438         10,357         12,823
                                   --------------    --------------      ------------    -------
    Total other income                     66,254         58,262        139,879        118,029
                                  ---------------   ------------     ----------     ----------

Other Expenses
  Salaries and
    employee benefits                     298,820        215,663        586,534        458,574
  Premises and equipment                   72,763         49,464        140,450         98,946
  Advertising                              32,412         29,710         60,517         52,369
  Data processing fees                     56,693         46,414        111,671         92,472
  Deposit insurance expense                11,237         32,751         21,527         63,944
  Printing and office supplies             17,967         17,759         35,566         37,022
  Legal and professional fees              41,197         41,460         80,044         87,916
  Telephone expense                        17,013         13,118         34,331         27,030
  Other operating expense                  83,873         83,539        154,967        155,926
                                      -----------   ------------    -----------    -----------
    Total other expenses                  631,975        529,878      1,225,607      1,074,199
                                      -----------   ------------    -----------    ------------

Income Before Income Tax                  243,406        208,267        484,477        326,667
  Income tax expense                       84,141        56,167         161,971        90,018
                                      ------------   ------------    -----------    ------------
Net Income                             $  159,265     $  152,100     $  322,506     $  236,649
                                           ======          =====         ======       ======

Net Income Per Share                 $        .17  $         .16   $        .34   $        .25
Weighted Average Shares Outstanding       942,825        942,825        942,825        935,312


See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
       Consolidated Condensed Statement of Changes in Stockholders' Equity
                    For the Three Months Ended June 30, 1997
                                (Unaudited)

                                                        Retained Net unrealized
                                                        Earnings Gain (Loss) on
                                     Common Stock          and       Securities
                      ---------------------------
                            Shares                   Contributed      Available
                       Outstanding         Amount        Capital       For Sale          Total

BALANCES,
DECEMBER 31, 1996          942,825    $ 6,181,486      $ 692,760      $  11,710      6,885,956
Net income for
  the period                                             322,506                       322,506
Net change in unrealized
  gain on securities
  available for sale                                                     9,893          9,893
Cash
  Dividends                                              (94,282)                     (94,282)
                    --------------      ---------    -----------    -----------    -----------
BALANCE,
JUNE 30, 1997              942,825    $ 6,181,486      $ 920,984     $   21,603     $7,124,073
                             =====        =======          =====          ======        ====

See notes to consolidated condensed financial statements.

                 FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                      June 30,
                                                         --------------------------------
                                                                 1997                1996
                                                      -----------------------------------
Operating Activities:
  Net income                                              $   322,506         $   236,649
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Provision for loan losses                               111,000             106,500
      Depreciation and amortization                            62,496              37,650
      Securities gains                                                             (5,630)
      Investment securities amortization                        3,243               4,583

      Net change in:
        Interest receivable                                   (46,902)             31,401
        Interest payable                                        9,509              19,751
        Other assets                                         (20,222)            (14,388)
        Other liabilities                                     147,916             87,596
        Due from broker                                                        2,025,329
                                                       --------------    ----------------
          Net cash provided by
            operating activities                              589,546           2,529,441
                                                       --------------    -----------------
Investing Activities:
  Proceeds from maturities of securities
    available for sale                                        515,000             400,000
  Proceeds from paydowns and maturities of
    securities held to maturity                                95,060             478,652
  Proceeds from sales of securities available for sale                            460,630
  Net change in loans                                      (8,031,105)         (4,868,752)
  Purchases of FHLB Stock                                                        (177,300)
  Proceeds from sale of foreclosed real estate                123,167
  Purchases of property and equipment                        (202,709)            (91,436)
                                                      ---------------   -----------------
    Net cash used by investing activities                  (7,500,587)         (3,798,206)
                                                      ---------------   -----------------

Financing Activities:
  Net change in:
    Noninterest-bearing, NOW and savings
      deposits                                                412,476           3,937,862
    Certificates of Deposit                                 7,504,421            (949,722)
    Short-term borrowings                                                        (908,138)
  Repayment of FHLB advances                               (1,000,000)         (2,000,000)
  Exercise of stock options                                                       112,516
  Cash dividends                                              (94,282)
                                                       --------------   -----------------
    Net cash provided by financing
      activities                                            6,822,615             192,518
                                                       --------------   -----------------
Net Decrease in Cash and Cash
  equivalents                                                 (88,426)         (1,076,247)

Cash and Cash equivalents, Beginning of
  period                                                    7,034,571           5,650,826
                                                        --------------   ----------------
Cash and Cash equivalents, End of period                  $ 6,946,145         $ 4,574,579
                                                               ======              ======
Supplemental cash flow disclosures:
  Interest paid                                           $ 1,786,886         $ 1,564,483
  Income taxes paid                                           113,904              55,000

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
            Notes to Consolidated Condensed Financial Statements
                                June 30, 1997
                                 (Unaudited)

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

The interim consolidated financial statements at June 30, 1997, and for the three months ended June 30, 1997 and 1996, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------------
Results of Operations
-----------------------------

Results of Operations
-----------------------------

First Community Bancshares, Inc. ("First Community") had net income of $322,506 and $236,649 for the six months ending June 30, 1997 and 1996, respectively.
Net interest income was $1,681,205 and $1,389,337 for the six months ending June 30, 1997 and June 30, 1996, respectively.

Net income increased $85,857 for the six months ended June 30, 1997, when compared to the same period in 1996, due primarily to the increase in net interest income offset by general increases in other expenses. The increase in net interest income resulted primarily from an increase in lending and the income derived therefrom. Lending for the six months ended June 30, 1997 increased by $8,010,760 from December 31, 1996. The increase in provision for loan loss from $106,500 to $111,000 is a reflection of the increase in the loan portfolio and not a deterioration of same. The increase in income from service charges on deposit accounts of $24,779 results from a significant increase in the number of deposit accounts. Salaries and employee benefits expense increased $127,960 for the six months ended June 30, 1997, when compared to the same period in 1996, due primarily to the opening of a second branch office in Franklin, Indiana in October, 1996.
In addition, premises and equipment expense increased $41,505 for the six months ended June 30, 1997, when compared to the same period in 1996, due to the recapitalization of the Savings Association Insurance fund which ultimately resulted in a decline in the assessment. Other increases in other expenses are a direct result of the overall growth of the Bank. Income taxes increased $71,953 for the six months ended
June 30, 1997 when compared to the same perios in 1996 because of the increase in the Bank's net income before taxes of $157,810.

Balance Sheet
-------------------

Loans and Deposits
---------------------------

The Bank had an increase in net loans outstanding from $64,464,349 on December 31, 1996 to $72,400,787 on June 30, 1997. This increase is primarily due to an increasing customer base because the Bank's branches are located in strong growth markets.

Deposits increased from $70,552,269 on December 31, 1996 to $78,469,166 on June 30, 1997. This increase, as in the increases in the loan portfolio, is due to the strong markets the Bank is located in and an increase in customer base.

The growth of the Bank has been positively affected by the opening of a new branch in Greenwood, Indiana in February, 1994, the opening of a branch in North Vernon, Indiana in October, 1994, and the opening of a second branch in Franklin, Indiana in October, 1996, as well as general acceptance by the public of the community philosophy of the Bank.

Classification of Assets, Allowance for Loan Losses, and Nonperforming
------------------------------------------------------------------------------
Loans
----------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 1997, the Bank had $811,916 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $718,454 or .98% of net loans receivable at June 30, 1997 compared to $644,132 or .99% of net loans receivable at December 31, 1996. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $174,614 at June 30, 1997 compared to $99,000 at December
31, 1996.

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

Management believes it has adequate liquidity for First Community's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by First Community retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as a short-term liquidity source while providing interest income to First Community. Long-term liquidity and other liquidity needs are provided by the ability of First Community to borrow up to $18,464,980 from the FHLB and the balance of its borrowings was $1,378,830 and $2,378,830 at June 30, 1997 and December 31, 1996, respectively.

At June 30, 1997, the Bank's one-year cumulative interest rate gap was a negative 18.13%. A negative interest rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Accordingly, this negative interest rate gap represents substantial risk for First Community in an environment of rising interest rates. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap would have the opposite effect.

At June 30, 1997, the Company and its subsidiary, First Community Bank & Trust, had core capital of approximately 8.2% and 7.9% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

                          Part II - Other Information

Item 1.Legal Proceedings.
---------------------------------
          None.

Item 2.Changes in Securities.
-------------------------------------
          Not applicable.

Item 3.Defaults upon Senior Securities.
-------------------------------------------------
          Not applicable.

Item 4.Submission of matters to a Vote by Security Holders.
----------------------------------------------------------------------------
          On May 21, 1997, the Company held its annual meeting of the shareholders. A total of 829,662 shares were represented in person or by proxy at the meeting. Merrill M. Wesemann was elected to the Board of Directors for a three year term expiring in 2000. 823,208 shares were voted in favor of the election of the nominee, 3,025 shares were voted against the nominee and there were 3,429 abstentions or broker non-votes. Albert
R. Jackson, III was elected to the Board of Directors for a three year term expiring in 2000. 822,791 shares were voted in favor of the election of the nominee, 3,384 shares were voted against the nominee and there were 3,487 abstentions or broker non-votes.

Item 5.Other Information.
---------------------------------
          None.

Item 6.Exhibits and Reports on Form 8-K.
-------------------------------------------------------
          (a)        Exhibit 27...Financial Data Schedule
          (b)       No reports were filed on Form 8-K during the quarter
                     ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.



                                    By: /s/ Albert R. Jackson, III
                                         --------------------------
                                         Albert R. Jackson III
                                         Chief Executive Officer,
                                         Chief Financial Officer
August 14, 1997