Form 10-Q
period 1997-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1997-11-14
CIK 877987

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended September 30, 1997

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

                                         Yes  X       No
                                             ---         ---

Outstanding Shares of Common Stock on September 30, 1997:     942,825

                       FIRST COMMUNITY BANCSHARES, INC.

                                  FORM 10-Q

                                    INDEX
Part I. Financial Information:                                    Page No.
                                                                  --------
  Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet   . . . . . . . . . .   3

         Consolidated Condensed Statement of Income   . . . . . . .   4

         Consolidated Condensed Statement of Changes
                   in Stockholders' Equity    . . . . . . . . . . .   5

         Consolidated Condensed Statement of Cash Flows   . . . . .   6

         Notes to Consolidated Condensed Financial Statements   . .   7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations    . . . . . . . . .   8

Part II.  Other Information:

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .   10

  Item 2.  Changes In Securities  . . . . . . . . . . . . . . . . .   10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . .   10

  Item 4.   Submission of Matter to a Vote of Security Holders  . .   10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .   10

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .   10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Item 1. Financial Information

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Condensed Balance Sheet
                                 (Unaudited)

                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                    --------------------------------
ASSETS
    Cash and due from banks                                         $   913,104         $ 1,059,473
    Short-term interest-bearing deposits                              5,295,817           5,975,098
                                                                    -------------------------------
        Cash and cash equivalents                                     6,208,921           7,034,571
    Investment securities
        Available for sale                                            2,314,649           2,386,358
        Held to maturity                                              1,954,103           2,540,803
                                                                    -------------------------------
            Total investment securities                               4,268,752           4,927,161
    Loans                                                            76,805,472          65,108,481
        Allowance for loan losses                                      (783,991)           (644,132)
                                                                    -------------------------------
            Net Loans                                                76,021,481          64,464,349
    Premises and equipment                                            1,948,390           1,791,873
    Federal Home Loan Bank of Indianapolis stock, at cost               777,800             777,800
    Foreclosed real estate                                               56,636             139,500
    Interest receivable                                                 624,290             526,186
    Other assets                                                        401,457             417,268
                                                                    -------------------------------
        Total assets                                                $90,307,727         $80,078,708
                                                                    ===============================

LIABILITIES
    Deposits
        Noninterest bearing                                         $ 6,192,236         $ 5,833,251
        Interest bearing                                             74,961,552          64,719,018
                                                                    -------------------------------
            Total deposits                                           81,153,788          70,552,269
    Federal Home Loan Bank of Indianapolis advances                   1,270,686           2,378,830
    Interest payable                                                    220,588             187,083
    Other liabilities                                                   316,837              74,570
                                                                    -------------------------------
        Total liabilities                                            82,961,899          73,192,752
                                                                    -------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, no-par value
        Authorized and unissued - 1,000,000 shares
    Common stock, no-par value
        Authorized - 4,000,000 shares
        Issued and outstanding - 942,825 shares                       6,181,486           6,181,486
    Retained earnings and contributed capital                         1,126,210             692,760
    Net unrealized gain on securities available for sale                 38,132              11,710
                                                                    -------------------------------
        Total stockholders' equity                                    7,345,828           6,885,956
                                                                    -------------------------------
        Total liabilities and stockholders' equity                  $90,307,727         $80,078,708
                                                                    ===============================

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Statement of Income
                                 (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,                September 30,
                                                        -----------------------------------------------------
                                                             1997         1996           1997          1996
                                                        -----------------------------------------------------
Interest Income:
    Loans, including fees                               $ 1,777,802   $1,429,332    $ 4,959,194    $4,057,157
    Investment securities
        Taxable                                              47,297       42,217        132,474       154,935
        Tax exempt                                           25,928       31,167         84,378        94,659
    Interest-bearing time deposits                           52,515       20,636        173,625       162,918
    Dividends                                                16,174       15,347         47,645        42,601
                                                        -----------------------------------------------------
        Total interest income                             1,919,716    1,538,699      5,397,316     4,512,270
                                                        -----------------------------------------------------

Interest Expense:
    Deposits                                                963,204      721,232      2,687,556     2,157,964
    FHLB advances                                            20,189       36,858         92,232       184,360
                                                        -----------------------------------------------------
        Total interest expense                              983,393      758,090      2,779,788     2,342,324
                                                        -----------------------------------------------------

Net Interest Income                                         936,323      780,609      2,617,528     2,169,946
    Provision for loan losses                               (69,000)     (55,500)      (180,000)     (162,000)
                                                        -----------------------------------------------------
Net Interest Income After Provision for Loan Losses         867,323      725,109      2,437,528     2,007,946
                                                        -----------------------------------------------------

Other Income
    Trust fees                                                6,715        5,841         24,491        18,450
    Service charges on deposit accounts                      56,984       48,106        168,730       135,073
    Net realized gains on sales of securities
     available for sale                                                                                 5,630
    Other operating income                                   23,906        8,317         34,263        21,140
                                                        -----------------------------------------------------
        Total other income                                   87,605       62,264        227,484       180,293
                                                        -----------------------------------------------------

Other Expenses
    Salaries and employee benefits                          307,468      244,890        894,002       703,464

    Premises and equipment                                   79,911       53,809        220,361       152,755
    Advertising                                              36,290       32,720         96,807        85,089
    Data processing fees                                     79,822       51,500        191,493       143,972
    Deposit insurance expense                                11,475      378,329         33,002       442,273
    Printing and office supplies                             23,276       16,980         58,842        54,002
    Legal and professional fees                              17,492       30,638         97,536       118,554
    Telephone expense                                        18,003       13,924         52,334        40,954
    Other operating expense                                  71,780       65,101        226,747       221,027
                                                        -----------------------------------------------------
        Total other expenses                                645,517      887,891      1,871,124     1,962,090
                                                        -----------------------------------------------------

Income (Loss) Before Income Tax                             309,411     (100,518)       793,888       226,149
    Income tax expense (credit)                             104,185      (50,448)       266,156        39,570
                                                        -----------------------------------------------------

Net Income (Loss)                                        $  205,226   $  (50,070)    $  527,732    $  186,579
                                                        =====================================================

Net Income (Loss) Per Share                              $      .22   $     (.05)    $      .56    $      .20
Weighted Average Shares Outstanding                         942,825      942,825        942,825       937,834


See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARY
     Consolidated  Condensed Statement of Changes in Stockholders' Equity
                 For the Nine Months Ended September 30, 1997
                                 (Unaudited)


                                                                           Retained         Net Unrealized
                                              Common Stock                 Earnings             Gain on
                                        --------------------------           and              Securities
                                           Shares                        Contributed          Available
                                        Outstanding       Amount           Capital            For Sale            Total
                                        ---------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996               942,825       $6,181,486      $    692,760           $11,710         $6,885,956

   Net income for the period                                                 527,732                              527,732
   Net change in unrealized gain
     on securities available for                                                                26,422             26,422
     sale
   Cash dividends                                                            (94,282)                             (94,282)
                                          -------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1997              942,825       $6,181,486      $  1,126,210           $38,132         $7,345,828
                                          ===============================================================================


See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Condensed Statement of Cash Flows
                                 (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         -------------------------------
                                                                              1997                1996
                                                                         -------------------------------
Operating Activities:
    Net income                                                           $   527,732         $   186,579
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Provision for loan losses                                            180,000             162,000
        Depreciation and amortization                                        101,396              58,614
        Securities gains                                                                          (5,630)
        Investment securities amortization                                     3,913               5,140
        Net change in:
            Interest receivable                                              (98,104)             24,033
            Interest payable                                                  33,505              (1,718)
            Other assets                                                      (1,519)             13,996
            Other liabilities                                                242,267             384,130
            Due from broker                                                                    2,025,329
                                                                         -------------------------------
                 Net cash provided by operating activities                   989,190           2,852,473
                                                                         -------------------------------

Investing Activities:
    Proceeds from maturities of securities available for sale                615,000             400,000
    Proceeds from paydowns and maturities of securities held to
     maturity                                                                583,248             534,853
    Proceeds from sales of securities available for sale                                         460,630
    Proceeds from sales of securities held to maturity
    Purchases of securities available for sale                              (500,000)
    Net change in loans                                                  (11,777,435)         (8,774,502)
    Purchases of FHLB stock                                                                     (177,300)
    Proceeds from sale of foreclosed real estate                             123,167               5,285
    Purchases of property and equipment                                     (257,913)           (214,937)
                                                                         -------------------------------
        Net cash used by investing activities                            (11,213,933)         (7,765,971)
                                                                         -------------------------------

Financing Activities:
    Net change in:
        Noninterest-bearing, NOW and savings deposits                      1,273,526           3,644,434
        Certificates of Deposit                                            9,327,993           1,809,757
        Short-term borrowings                                                                   (908,138)
    Proceeds from FHLB advances
    Repayment of FHLB advances                                            (1,108,144)         (2,121,485)
    Exercise of stock options                                                                    112,516
    Cash dividends                                                           (94,282)
                                                                         -------------------------------
        Net cash provided by financing activities                          9,399,093           2,537,084
                                                                         -------------------------------

Net Decrease in Cash and Cash equivalents                                   (825,650)         (2,376,414)

Cash and Cash equivalents, Beginning of period                             7,034,571           5,650,826
                                                                         -------------------------------

Cash and Cash equivalents, End of period                                 $ 6,208,921         $ 3,274,412
                                                                         ===============================

Supplemental cash flow disclosures:
    Interest paid                                                        $ 2,746,283         $ 2,344,042
    Taxes paid                                                               139,904              55,000

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Condensed Financial Statements
                              September 30, 1997
                                 (Unaudited)

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

The interim consolidated financial statements at September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Results of Operations
---------------------
Net income increased from $186,579 to $527,732 for the nine months, and from a loss of ($50,070) to $205,226 for the three months, ending September 30, 1996 and 1997 respectively. On a per share basis, net income increased from ($.05) to $.22 for the three month period, and from $.20 to $.56 for the nine month period, ending September 30, 1996 and 1997 respectively. Net interest income increased from $2,169,946 to $2,617,528 for the nine months, and from $780,609 to $936,323 for the three months, ending September 30, 1996 and 1997 respectively.

The increase in net income for both periods was primarily due to the increase in net interest income and the reduction in deposit insurance premiums. The increase in net interest income for both periods was primarily due to an increase in lending. Total loans increased by $11,696,991 from $65,108,481 at December 31, 1996 to $76,805,472 at September 30, 1997. Because of the increase in total loans, the Company also increased the provision for loan losses from $644,132 at December 31, 1996 to $783,991 at September 30, 1997, an increase of $139,859. Deposit insurance expense decreased by $409,271 for the nine months and $366,854 for the three months ended September 30, 1997, when compared to the same periods in 1996, due to the recapitalization of the savings association insurance fund in 1996. The recapitalization ultimately resulted in a decline in the assessment rate payable by First Community. Income from service charges on deposit accounts increased from $135,073 to $168,730 for the nine months, and from $48,106 to $56,984 for the three months, ending September 30, 1996 and 1997 respectively. This increase was primarily due to an increase in the number of deposit accounts. Salaries and employee benefits expense increased by $190,538 for the nine months ended September 30, 1997 when compared to the same period in 1996 and increased from $244,890 to $307,468 for the three month period ending September 30, 1996 and 1997 respectively. The increase was due primarily to the opening of a second branch in Franklin, Indiana in October, 1996. Additionally, premises and equipment expense increased from $152,755 to $220,361 for the nine months, and from $53,809 to $79,911 for the three months, ending September 30, 1996 and 1997 respectively, primarily due to the aforementioned new branch opening. Other increases in other expenses are a direct result of the overall growth of the Bank. Income taxes increased $226,586 for the nine months ended September 30, 1997 when compared to the same period in 1996 because of the increase in the Bank's income before taxes of $567,739.

Balance Sheet
-------------
Loans and Deposits The Bank had an increase in net loans outstanding from $64,464,349 on December 31, 1996 to $76,021,481 on September 30, 1997. This
increase is primarily due to an increasing customer base because the Bank's branches are located in strong growth markets.

Deposits increased from $70,552,269 on December 31, 1996 to $81,153,788 on September 30, 1997. This increase as in the increases in the loan portfolio is due to the strong markets that the Bank is located in and an increase in customer base.

The growth of the Bank has been positively affected by the opening of a new branch in Greenwood, Indiana in February, 1994, the opening of a branch in North Vernon, Indiana in October, 1994 and the opening of a second branch in Franklin, Indiana in October, 1996, as well as general acceptance by the public of the community philosophy of the Bank.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 1997, the Bank had $562,638 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $783,991 or 1.02% of loans receivable at September 30, 1997 compared to $644,132 or .99% of loans receivable at December 31, 1996. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $226,070 at September 30, 1997 compared to $99,000 at December 31, 1996. The increase in non-accrual loans is attributable to one loan which was placed on non-accrual status in September of 1997.

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

Cash and interest-bearing deposits, when combined with investments, have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately twenty percent (20%) to twenty-five percent (25%) of total assets in cash, interest-bearing deposits and investments in order to satisfy First Community's needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for First Community's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by First Community retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as a short-term liquidity source while providing interest
income to First Community.   Long-term liquidity and other liquidity needs are
provided by the ability of First Community to borrow up to $19,388,293 from the FHLB and the balance of its borrowings was $1,270,686 and $2,378,830 at September 30, 1997 and December 31, 1996, respectively.

At September 30, 1997, the Bank's one-year cumulative interest rate gap was a negative 21.46%. A negative interest rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Accordingly, this negative interest rate gap represents substantial risk for First Community in an environment of rising interest rates. Conversely, in a falling interest rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest rate gap would have the opposite effect.

At September 30, 1997, the Company and its subsidiary, First Community Bank & Trust, had core capital of approximately 8.1% and 7.9% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

                         Part II - Other Information

Item 1.   Legal Proceedings.
          ------------------
          None.

Item 2.   Changes in Securities.
          ----------------------
          Not applicable.

Item 3.   Defaults upon Senior Securities.
          --------------------------------
          Not applicable.

Item 4.   Submission of matters to a Vote by Security Holders.
          ----------------------------------------------------
          None.

Item 5.   Other Information.
          ------------------
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
          (a)      Exhibit 27...Financial Data Schedule
          (b) No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST COMMUNITY BANCSHARES, INC.

                                   By: /s/ Albert R. Jackson III
                                      -----------------------------
                                   Albert R. Jackson III
                                   Chief Executive Officer,
                                   Chief Financial  Officer,


November 14, 1997