Form 10-K
period 1997-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1998-03-31
CIK 877987

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to
                                         ----------   -----------

Commission File Number:  0-19618

                       FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              Indiana                                   35-1833586
     (State or Other Jurisdiction                  IRS Employer Id. No.)
   of Incorporation or Organization)

         210 East Harriman
       Bargersville, Indiana                             46106
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

                                 Yes  X    No
                                     ---      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 18, 1998 $9,335,000

Shares of common stock outstanding as of March 18, 1998:           989,848

                     DOCUMENT INCORPORATED BY REFERENCE.

The Registrant's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated by reference into Part III of this report.

                         FORM 10-K TABLE OF CONTENTS

                                                                      Page

Forward Looking Statement                                                3

PART I
Item  1.  Business                                                       3
Item  2.  Properties                                                    13
Item  3.  Legal Proceedings                                             13
Item  4.  Submission of Matters to a Vote of Security Holders           13

PART II

Item  5.  Market for Registrant's Common Equity and Related
                Stockholder Matters.                                    14
Item  6.  Selected Financial Data                                       15
Item  7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk     23
Item  8.  Financial Statements and Supplementary Data                   23
Item  9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     23

PART III

Item 10.  Directors and Executive Officers of the Registrant            23
Item 11.  Executive Compensation                                        23
Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                              23
Item 13.  Certain Relationships and Related Transactions                23

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                23
Signatures                                                              25

FORWARD LOOKING STATEMENT

This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Registrant (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Registrant. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

First Community Bancshares, Inc. (the "Registrant") is a one-bank holding company incorporated in August, 1991. The Registrant's primary asset is its wholly-owned banking subsidiary, First Community Bank & Trust ("First Community"), an Indiana-chartered commercial bank formerly known as Bargersville Federal Savings Bank.

At December 31, 1997, the Registrant had approximately $98.7 million of assets, deposits of approximately $87.7 million and stockholders' equity of approximately $7.6 million. First Community's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar and North Vernon, Indiana. As of December 31, 1997, First Community had 54 full time equivalent employees. The Registrant has no full time employees.

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

LENDING ACTIVITIES

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $79,900,000 at December 31, 1997. Of this amount, approximately $46,894,000 or 58.69% represented fixed rate loans and adjustable rate loans comprised $33,006,000 or 41.31%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.

                                                    At December 31
                                        ---------------------------------------
                                              1997                 1996
                                        ------------------   ------------------
                                                Percent of           Percent of
                                        Amount    Total      Amount    Total
                                        ------  ----------   ------  ----------
                                                     (Dollars in 000's)
TYPE OF LOAN
Real estate loans
    Residential mortgages
    (1-4 single family homes)           $28,971    36.60%   $22,675    35.17%
    Multi-family residential mortgages                          335      .52
Construction and land development         6,773     8.55      3,621     5.62
Commercial loans                         17,883    22.59     17,401    26.99
Installment loans                        22,896    28.93     19,084    29.60
Tax-exempt loans and leases               3,377     4.27      1,922     2.99
                                        -------   ------    -------   ------
Loans                                    79,900   100.94     65,038   100.89
Allowance for losses                       (848)   (1.07)      (644)   (1.00)
Deferred loan origination costs             100      .13         70      .11
                                        -------   ------    -------   ------
Loans, net                              $79,152   100.00%   $64,464   100.00%
                                        =======   ======    =======   ======

The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in First Community's loan portfolio based on contractual maturities. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below. In addition, commercial real estate loans are included in mortgage loans below.

                                              Remaining Maturities
                               --------------------------------------------------------
                                  Balance
                               Outstanding at
                                December 31,   One Year  Over One Year
                                    1997       or Less   To Five Years  Over Five Years
                               --------------------------------------------------------
                                                 (Dollars in 000's)
Real estate loans                 $37,340      $7,719       $ 8,151        $21,470
Commercial loans                   14,257       7,902         3,307          3,048
Installment loans                  24,926       7,420        15,022          2,484
Tax-exempt loans and leases         3,377          24                        3,353
                                  -------     -------       -------        -------
Total                             $79,900     $23,065       $26,480        $30,355
                                  =======     =======       =======        =======

The following table sets forth, as of December 31, 1997, the dollar amount of all loans maturing after December 31, 1998 showing those having a fixed interest rate and floating or adjustable interest rates.

                                             Floating or
                              Fixed Rate     Adjustable Rate
                              ----------     ---------------
                                  (Dollars in thousands)
TYPE OF LOAN

Real estate loans               $15,086           $22,254
Commercial loans                  5,616             8,641
Installment loans                22,815             2,111
Tax-exempt loans and leases       3,377                 0
                                -------           -------
                                 46,894            33,006
Less amount due within one year  14,389             8,676
                                -------           -------
Loans due after one year        $32,505           $24,330
                                =======           =======

The original contractual loan payment period for adjustable interest rate residential loans originated by First Community normally ranges from 15 to 30 years. Current fixed rate mortgage originations may not exceed a 30-year term. Because borrowers may refinance or prepay their loans, however, such loans normally remain outstanding for a substantially shorter period of time.

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

All mortgage loans in excess of $300,000 are approved by the full Board of Directors or the loan committee of the Board. Loan limits are reviewed and changed from time to time to reflect current market conditions. Fire and casualty insurance is required on all mortgage loans as well as abstracts of title or title insurance.

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

All installment and commercial loans in excess of $300,000 are approved by the full Board of Directors or the loan committee of the Bank. A loan officer's approval is required for installment or commercial loans up to certain amounts. First Community has established policies regarding financial statement requirements, credit verifications procedures and other matters intended to minimize underwriting risk.

The most recent loan approval limits were adopted by the Board of Directors on September 24, 1997. The limits vary from officer to officer with a range of $2,500 to $70,000 for unsecured, and a range of $7,500 to $200,000 for secured. Loans in excess of the above-mentioned limits must be approved by a committee of loan officers or the board of directors loan committee.

INSTALLMENT LOAN UNDERWRITING. First Community has adopted underwriting guidelines that apply to all loans made by First Community. However, the underwriting policies and practices are particularly important in the installment lending area. Installment loans present risks beyond those presented by other types of loans because the collateral is usually movable and subject to rapid depreciation. Such factors increase the importance of properly documenting such loans and assessing the risks associated with each loan based upon such documentation.

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

INCOME FROM LENDING ACTIVITIES. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 92.1% of First Community's total interest income for the year ended December 31, 1997.

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

The following table summarizes nonperforming assets as of the dates indicated.

                                        At December 31
                                      ------------------
                                        1997      1996
                                      --------  --------
                                      (Dollars in 000's)
Nonaccrual loans                        $204      $  99
Restructured loans
Past-due loans 90 days
or more (interest accruing)              120
                                        ----       ----
Total non-performing loans               324         99
Real estate owned                         79        140
Other repossessed assets                   9         14
                                        ----       ----
Total non-performing assets             $412       $253
                                        ====       ====
Ratio of non-performing assets to
total assets                             .42%       .32%
Interest on non-performing loans that
would have been included in income      $ 19       $ 24
                                        ====       ====
Interest on non-performing loans that
was included in income                  $  0       $  0
                                        ====       ====

At December 31, 1997, no loans were identified as impaired by management. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

The allowance for loan losses increased during the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily because of the growth in loans and a change in the composition of the loan portfolio. During 1997, First Community made a $255,000 provision for loan losses due primarily to growth in loans and a change in the mix of the loan portfolio.

Allocation of the Allowance for Loan Losses:

                                               At December 31
                                 -------------------------------------------
                                          1997                  1996
                                 ---------------------- ---------------------
                                         Percentage of         Percentage of
                                         Loans to Total        Loans to Total
                                 Amount      Loans      Amount     Loans
                                 ------  -------------- ------ --------------
                                             (Dollars in 000's)
Real estate mortgage loans         $162      36.3%       $139      35.4%
Construction and land development    68       8.5          32       5.6
Commercial loans                    196      22.4         171      26.7
Installment loans                   418      28.6         300      29.3
Tax-exempt loans and leases           4       4.2           2       3.0
                                   ----     -----        ----     -----
                                   $848     100.0%       $644     100.0%
                                   ====     =====        ====     =====



Summary of Loan Loss Experience:

                                       Year Ended December 31
                                       ----------------------
                                         1997           1996
                                       --------        ------
                                          (Dollars in 000's)

Balance at January 1                  $   644        $   518

Chargeoffs:
Real estate mortgage loans                (16)            (2)
Commercial loans                          (20)           (30)
Installment loans                         (44)           (79)
                                      -------        -------
Total Chargeoffs                          (80)          (111)

Recoveries:
Commercial                                 17              8
Installment                                12             10
                                      -------        -------
Total Recoveries                           29             18
                                      -------        -------
Net Chargeoffs                            (51)           (93)
                                      -------        -------
Provision for loan losses                 255            219
                                      -------        -------
Balance at December 31                $   848        $   644
                                      =======        =======
Average loans during the year         $73,048        $59,861
Ratio of net chargeoffs to total
average loans outstanding during
the year                                  .07%           .16%

INVESTMENT ACTIVITIES

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:

                                           December 31
                                       ------------------
                                         1997      1996
                                       --------  --------
                                       (Dollars in 000's)
Available for sale at fair value:
  State and municipal obligations       $1,371    $1,756
  Corporate obligations                  1,400       630
                                        ------     -----
                                         2,771     2,386
                                        ------     -----
Held to maturity at amortized cost:
  Federal agency mortgage pools                      174
  State and municipal obligations        1,709     2,367
                                        ------     -----
                                         1,709     2,541
FHLB stock                                 778       778
                                        ------     -----
Total                                   $5,258    $5,705
                                        ======     =====

At December 31, 1997, the amortized cost of securities available for sale was $2,716,000 and the related gross unrealized gains were $55,000. At December 31, 1997, the fair value of securities held to maturity was $1,734,000 and the related gross unrealized gains were $25,000. There were no unrealized losses on securities at December 31, 1997.

As of December 31, 1997, there were no state and municipal obligations representing more than 10% of shareholders' equity included in securities.

The following table sets forth the maturities of investment securities at December 31, 1997 and the weighted-average yield (on a tax equivalent basis) on such securities.
                               Corporate     State and Municipal
                              Obligations        Obligations
                           -------------------------------------
                            Amount   Yield      Amount   Yield
                            ------   -----      ------   -----
                                    (Dollars in 000's)
Available for Sale:(1)
  Maturities:
  One year or less         $   450   10.00%    $   170    5.63%
  Over 1 year to 5 years       950   10.32         425    9.33
  Over 5 years to 10 years                         180   10.63
  Over 10 years                                    541   10.25
                           -------             -------   -----
  Total available for sale   1,400   10.21       1,316    9.41
                           -------             -------   -----

Held to Maturity:
  Maturities:
  One year or less                                 675    5.44
  Over 1 year to 5 years                           742    6.04
  Over 5 years to 10 years                         292    7.18
  Over 10 years
                           -------             -------   -----
  Total held to maturity                         1,709    6.00
                           -------             -------   -----
  Total securities         $ 1,400   10.21%    $ 3,025    7.48%
                           =======             =======   =====


--------------
(1) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

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

Deposit Activities. First Community offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. See the average balance sheet included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a breakdown of the average amount and average rate paid on First Community's deposit categories. First Community does not rely on brokered deposits as funding sources although First Community does obtain deposits on a bid basis from customers or potential customers wishing to deposit amounts of at least $100,000. Approximately $10,519,000 or 12% of the deposits of First Community at December 31, 1997 was represented by certificates of deposit provided by a limited number of depositors on a bid basis. These deposits are short term in nature, and because such deposits are acquired through bid, they may be lost to a higher bidder.

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1997 (in 000's).

MATURITY PERIOD

Three months or less                           $  1,808
Greater than three months through six months      1,524
Greater than six months through twelve months     5,273
Over twelve months                                1,914
                                                -------
     Total                                      $10,519
                                                =======

Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. Interest earned on money market demand deposit accounts is compounded and credited monthly. The interest rate on these accounts is established by First Community.

In recent years, many deposits in long-term fixed-rate accounts have been withdrawn prior to maturity or such certificates have not been renewed at maturity due to the more attractive rates offered on various money market accounts. Early withdrawal penalties are 30 days' interest on accounts maturing in one year or less and 90 days interest on accounts maturing in greater than one year.

BORROWINGS. The FHLB of Indianapolis functions as a central credit facility providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitation on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $2,930,000 from the FHLB as of December 31, 1997.

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

COMPETITION

The banking business is highly competitive in Johnson County, which is First Community's primary market, where it competes with 14 commercial banks, 3 savings banks, and 2 credit unions. In Jennings County, First Community competes with 5 commercial banks, one savings bank and 2 credit unions. To a lesser extent, First Community competes with mortgage banking companies, consumer finance companies, and certain governmental agencies.

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

REGULATION AND SUPERVISION OF FIRST COMMUNITY

First Community is supervised, regulated and examined by the DFI and, as a state nonmember bank by the FDIC. A cease or desist order may be issued by the DFI and FDIC against First Community if the respective agency finds that the activities of First Community represent an unsafe and unsound banking practice or violation of law. The deposits of First Community are insured by the SAIF of the FDIC.

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

First Community must maintain a leverage ratio of at least 4.0%, and a total capital to risk-based assets ratio of at least 8.0%. First Community had a leverage ratio and tangible equity ratio of 7.4% based on leverage and tangible capital of $7,291,000 at December 31, 1997. First Community had a total capital to risk-based assets ratio of 10.1%.

ITEM 2.  PROPERTIES

First Community owns its home office at 210 East Harriman, Bargersville, Indiana, and its branch offices at 298 State Road 135 North in Greenwood, Indiana and at 21 Madison Avenue in North Vernon, Indiana. At December 31, 1997, the net carrying value of First Community's Offices, including land, building, improvements, furniture, fixtures and equipment was $1,945,000. First Community leases space for its branch offices in Franklin, Indianapolis, and Trafalgar, Indiana under leases expiring between May, 1998 and March, 1999.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant and First Community are a party to certain lawsuits arising in the ordinary course of their business. The Registrant and First Community believe that none of their current lawsuits would, if adversely determined, have a material adverse effect on the Registrant and First Community.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low bid prices for the Registrant's common stock for the quarters during the years indicated, based upon information obtained by management of the Registrant from the only broker known by the Registrant to deal in the Registrant's common stock, and on other price information made available to management of the Registrant. Management of the Registrant has not verified the accuracy of the following information. There is no established public trading market for the Registrant's common stock. The common stock is traded on a limited basis and many trades have involved privately negotiated transactions. As a result, Registrant is not always aware of the price at which trades occur. The referenced prices may not reflect an actual trading range and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                              BID PRICE PER SHARE
                    ------------------------------------
                          1997                1996
                          ----                ----
                     HIGH      LOW       HIGH      LOW
                     ----      ---       ----      ---
QUARTER
First Quarter       $11.43    $10.48    $10.48    $9.52
Second Quarter       11.43     10.48     10.48     9.52
Third Quarter        11.43     10.48     11.43     9.52
Fourth Quarter       11.43     10.48     11.43    10.48

The Registrant paid its first cash dividend of $.10 per share on March 15, 1997 to shareholders of record on January 1, 1997. On November 19, 1997, the Board of Directors declared a 5% stock dividend payable on February 1, 1998. Any future dividend payments by the Registrant will be dependent upon dividends paid by First Community and subject to regulatory limitations. The price per share in the above table has been restated to reflect the 1997 stock dividend.

The dividends which the Registrant may pay are restricted by Federal Reserve Bank capital requirements and by Indiana law to retained earnings. The ability of the Registrant to pay dividends to stockholders is dependent on dividends received from First Community. First Community is restricted by Indiana law and regulations of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the balance of undivided profits, adjusted for defined bad debts and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure. At December 31, 1997, the stockholder's equity of First Community was $7,324,000, of which a minimum of $1,080,000 was available for dividends.

The number of record holders of the Registrant's common stock as of March 18, 1998 was 290.

The Registrant did not issue any unregistered shares of common stock during the year ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       At December 31
                                       -----------------------------------------------
                                         1997     1996      1995      1994      1993
                                       -------  --------  --------  --------  --------
Summary of Financial Condition Data:
Total assets                           $98,740  $80,079   $71,393   $57,857   $43,617
Loans, net                              79,152   64,464    54,118    39,147    26,879
Cash and interest-bearing deposits      11,231    7,035     5,651     6,443     5,441
Securities including FHLB stock          5,258    5,705     7,016     9,812     9,909
Deposits                                87,695   70,552    59,163    46,184    36,616
FHLB advances                            2,930    2,379     4,603     5,314     2,507
Long-term debt                               0        0         0         0       450
Stockholders' equity                     7,550    6,886     6,442     6,145     3,818

                                                     Year Ended December 31
                                       -----------------------------------------------
                                         1997     1996      1995      1994      1993
                                       -------  --------  --------  --------  --------
Summary of Selected Operating Data:
Total interest income                   $7,361   $6,158    $5,074    $3,255    $2,583
Total interest expense                   3,807    3,166     2,953     1,699     1,308
                                        ------   ------    ------    ------    ------
Net interest income                      3,554    2,992     2,121     1,556     1,275
Provision for loan losses                  255      219       208       418        92
                                        ------   ------    ------    ------    ------
Net interest income after provision
for loan losses                          3,299    2,773     1,913     1,138     1,183
Total non-interest income                  305      249       237       127        96
Total non-interest expense               2,490    2,565     1,863     1,723     1,085
                                        ------   ------    ------    ------    ------
Income (loss) before income taxes        1,114      457       287      (458)      194
Income taxes (benefit)                     376      116        11      (281)       30
                                        ------   ------    ------    ------    ------
Net income (loss)                       $  738   $  341    $  276    $ (177)   $  164
                                        ======   ======    ======    ======    ======
Basic earnings per share*               $ 0.75   $ 0.35    $ 0.29    $(0.26)   $ 0.25
Diluted earnings per share*             $ 0.74   $ 0.34    $ 0.28    $(0.26)   $ 0.24

                                                     Year Ended December 31
                                       -----------------------------------------------
                                         1997     1996      1995      1994      1993
                                       -------  --------  --------  --------  --------
Other Selected Data:
Return on average assets                   .85%     .46%      .44%     (.38)%     .46%
Return on average equity                 10.02     5.04      4.54     (4.48)     4.35
Average equity to average assets          8.45     9.14      9.64      8.57     10.53
Dividend payout ratio                    13.33

* Net income per share has been restated to reflect the 1994 stock dividend, the 1995 stock split and the stock dividend declared in 1997.

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

RESULTS OF OPERATIONS

The following discussion of Results of Operations covers the results of operations for the years ended December 31, 1997, 1996 and 1995.

Net income for the year ended December 31, 1997 was $738,000 compared to $341,000 and $276,000 for the years ended December 31, 1996 and 1995, respectively. Earnings increased from 1995 to 1997 primarily as a result of growth in First Community's loans and certain other items more fully discussed below.

The increase in net interest income of $562,000 in 1997 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14,688,000 in 1997, with the most significant areas of growth being in mortgage and construction loans. The increase in provision for loan losses from $219,000 to $255,000 is a reflection of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $69,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The decrease in deposit insurance expense of $408,000 was due to the FDIC special assessment for all institutions with SAIF insured deposits which the Bank incurred in 1996 only. The assessment amounted to additional expense in 1996 of $344,000. Income taxes increased $260,000 because of an increase in First Community's overall taxable income.

The increase in net interest income of $871,000 in 1996 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $10,346,00 in 1996, with growth in the majority of the lending areas. The increase in provision for loan losses from $208,000 to $219,000 is a reflection of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $51,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increase in other expenses is primarily attributable to the signing of the omnibus appropriations bill on September 30, 1996, which imposed a FDIC special assessment for all institutions with SAIF insured deposits. This assessment amounted to $344,000 and is included in deposit insurance expense for the year ending December 31, 1996. Other expenses also increased due to overall growth. Income taxes increased $105,000 in 1996 due to an increase in First Community's overall taxable income.

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

The following table sets forth the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 1997 and 1996.

                                                         1997                        1996
                                             --------------------------------------------------------
                                                      Interest/                     Interest/
                                             Average  Income    Average  Average    Income    Average
                                             Balance  Expense    Rate    Balance    Expense    Rate
                                             --------------------------------------------------------
                                             (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits                   $  5,848  $   230   3.9%   $  5,287   $   208     3.9%
Investment securities:(1)
  Taxable                                      2,604      245   9.4       2,972       259     8.7
  Tax-exempt                                   2,505      143   5.7       2,959       168     5.7
                                             -------  -------           -------   -------
Total investment securities                    5,109      388   7.6       5,931       427     7.2
                                             -------  -------           -------   -------
Loans:(2)
  Commercial                                  25,794    2,589  10.0      20,989     2,112    10.1
  Real estate mortgage                        21,043    1,887   9.0      17,807     1,592     8.9
  Installment                                 23,825    2,161   9.1      19,052     1,748     9.2
  Tax-exempt loans and leases                  2,386      192   8.0       2,013       151     7.5
                                             -------  -------           -------   -------
  Total loans                                 73,048    6,829   9.3      59,861     5,603     9.4
                                             -------  -------           -------   -------
Total earning assets                          84,005    7,447   8.9      71,079     6,238     8.8
                                                      -------                     -------
Allowance for loan losses                       (720)                      (569)
Cash and due from banks                          985                        838
Premises and equipment                         1,876                      1,458
Other assets                                     980                      1,192
                                             -------                    -------
Total assets                                 $87,126                    $73,998
                                             =======                    =======

Liabilities:
Interest-bearing deposits:
NOW accounts                                 $ 9,281  $   243   2.6     $ 7,719   $   202     2.6
Savings                                       15,655      694   4.4      14,322       638     4.5
Certificates of deposit and
other time                                    46,958    2,758   5.9      36,480     2,106     5.8
                                             -------  -------           -------   -------
Total interest-bearing deposits               71,894    3,695   5.1      58,521     2,946     5.0
FHLB advances                                  1,830      112   6.1       3,503       220     6.3
                                             -------  -------           -------   -------
Total interest-bearing liabilities            73,724    3,807   5.2      62,024     3,166     5.1
                                                      -------                     -------
Noninterest-bearing demand deposits            5,587                      4,875
Other liabilities                                451                        337
                                             -------                    -------
Total liabilities                             79,762                     67,236
Stockholders' equity                           7,364                      6,762
                                             -------                    -------
Total liabilities and stockholders'
 equity                                      $87,126                    $73,998
                                             =======                    =======
Net interest income                                   $ 3,640   4.3%(3)           $ 3,072     4.3%(3)
                                                      =======                     =======
Adjustments to convert tax-exempt
investment securities to fully
taxable equivalent basis, using
marginal rate of 34% after
adjustment for effect of
non-deductible interest expense
attributed to such assets.                            $    86           $   801
                                                      =======           =======

(1) The average balances of investment securities, including available for sale securities, are computed based on historical cost and do not include any fair value adjustments.
(2) Nonaccruing loans have been included in the average balances.
(3) Net interest income divided by total earning assets.

CHANGES IN INTEREST INCOME AND EXPENSE COMPARING DECEMBER 31, 1997 AND 1996 AND DECEMBER 31, 1996 AND 1995. The following tables analyze the changes in interest income and interest expense comparing the years ended December 31, 1997 and 1996 and December 31, 1996 and 1995. It distinguishes between the changes due to differences in volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified and have been allocated proportionately to the change due to volume and the change due to rate.

                                   Increase (Decrease) in Net Interest Income
                                   ------------------------------------------
Year ended December 31, 1997
compared to year                           Net         Due to       Due to
ended December 31, 1996                   Change        Rate        Volume
                                          ------       ------       ------
Interest-earning assets:                           (Dollars in 000's)
Loans                                     $1,226       $ (7)        $1,233
Investment securities                        (39)        23            (62)
Interest-bearing deposits                     22                        22
                                          ------       ----         ------
     Total                                 1,209         16          1,193
                                          ------       ----         ------

Interest-bearing liabilities:
Savings                                       56         (3)            59
Interest-bearing checking                     41                        41
Certificates of deposit                      652         37            615
FHLB advances                               (108)        (5)          (103)
                                          ------       ----         ------
     Total                                   641         29            612
                                          ------       ----         ------

Net change in net interest income         $  568       $(13)        $  581
                                          ======       ====         ======


                                   Increase (Decrease) in Net Interest Income
                                   ------------------------------------------
Year ended December 31, 1996
compared to year                           Net         Due to       Due to
ended December 31, 1995                   Change        Rate        Volume
                                          ------       ------       ------
Interest-earning assets:                           (Dollars in 000's)
Loans                                     $1,131      $ (94)        $1,225
Investment securities                       (145)        93           (238)
Interest-bearing deposits                     38          0             38
                                          ------       ----         ------
     Total                                 1,024         (1)         1,025
                                          ------       ----         ------

Interest-bearing liabilities:
Savings                                      152        (28)           180
Interest-bearing checking                     46         (5)            51
Certificates of deposit                       (8)      (105)            97
FHLB advances                                 22        (24)            46
                                          ------       ----         ------
     Total                                   212       (162)           374
                                          ------       ----         ------

Net change in net interest income         $  812      $ 161         $  651
                                          ======       ====         ======

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

At December 31, 1997, First Community's one-year cumulative interest-rate gap as a percent of total assets was a negative 24.26%. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable to periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 1997, First Community had $40,779,000 or 51.04% of its total loan portfolio invested in installment and commercial loans as compared to $36,485,000 or 56.10% of total loans invested in installment and commercial loans at December 31, 1996. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 1997, First Community's ratio of non-performing assets to total assets was .42% at December 31, 1997 and .32% at December 31, 1996.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense. A substantial amount of deposits have been obtained on a bid basis and those deposits have increased from $7,355,000 at December 31, 1996 to $10,519,000 at December 31, 1997.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                  At December 31, 1997 Maturing or Repricing

                                  One Year    1 - 3     3 - 5     Over 5
                                  or Less     Years     Years     Years     Total
                                  --------    -----     -----     ------    -----
                                                (Dollars in 000's)
Interest-earning assets:
  Adjustable rate mortgages      $  13,323   $  4,316   $ 4,615            $22,254
  Fixed rate mortgages               3,992      1,971     1,901   $ 7,222   15,086
  Commercial loans                  11,622      1,309       687       639   14,257
  Consumer loans                     9,383     10,813     4,023       707   24,926
  Tax-exempt loans and leases           24                          3,353    3,377
  Investments                        1,295      1,893       238     1,054    4,480
  FHLB stock                           778                                     778
  Interest-bearing deposits         10,298                                  10,298
                                 ---------   --------   -------   -------   ------
    Total interest-earning
    assets                          50,715     20,302    11,464    12,975   95,456
                                 ---------   --------   -------   -------   ------

Interest-bearing liabilities:
  Fixed maturity deposits           38,544     11,283     1,919             51,746
  Other deposits                    35,949                                  35,949
  FHLB advances                        177        794     1,725       234    2,930
                                 ---------   --------   -------   -------   ------
    Total interest-bearing
    liabilities                     74,670     12,077     3,644       234   90,625
                                 ---------   --------   -------   -------   ------
Excess (deficiency) of
interest-earning assets over
interest-bearing
liabilities                        (23,955)     8,225     7,820    12,741    4,831
Cumulative excess (deficiency)
of interest-earning assets over
interest-bearing liabilities       (23,955)   (15,730)   (7,910)    4,831
Cumulative ratio at December 31,
1997 as a percent of total assets   (24.26)%   (15.93)%   (8.01)%    4.89%

The following table provides information about the Registrant's significant financial instruments at December 31, 1997 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.


                               1998    1999     2000     2001     2002   Thereafter  Total  Fair Value
-------------------------------------------------------------------------------------------------------
ASSETS
Investment securities
 available for sale
  Fixed rate                 $  620   $1,043   $  113   $  109   $  125  $   761    $2,771    $ 2,771
    Average interest rate       8.8%    10.3%     8.7%     9.6%     9.5%    10.3%      9.8%

Investment securities held
 to maturity
  Fixed rate                    675      632      105        5               292     1,709      1,734
    Average interest rate       5.4%     5.9%     6.9%     7.1%              7.2%      6.0%
Loans
  Fixed rate                 14,389    7,760    6,324    4,135    2,365   11,921    46,894     47,800
    Average interest rate       9.7%     9.4%     9.1%     8.9%     8.7%     8.0%      9.0%
  Variable rate               8,676    2,275      923   1,771       927   18,434    33,006     33,350
    Average interest rate      10.3%    10.2%     9.6%   10.0%      9.6%     9.0%      9.5%

Liabilities
  Deposits
    NOW, Money Market and
    Savings Deposits
      Variable rate          28,325                                                 28,325     28,325
      Average interest rate     3.6%                                                   3.6%
    Certificates of Deposit
      Fixed rate             38,544    8,711    2,572   1,120       799             51,746     52,997
      Average interest rate     5.9%     6.0%     6.1%    5.9%      6.2%              6.0%

FHLB Advances
    Fixed rate                  177      156      638     122     1,603      234     2,930      2,908
      Average interest rate     6.0%     6.0%     6.1%    6.0%      5.8%     5.9%      5.9%


DEPOSIT/ASSET BASE. First Community has experienced significant growth in deposits and assets in the past five years. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase in assets from $43,617,000 at December 31, 1993 to $98,740,000 at December 31, 1997 and deposits from $36,616,000 at December 31, 1993 to $87,695,000 at December 31, 1997. These factors include: (i) increased population in the geographic area serviced; (ii) increased per-household disposable income in the geographic area serviced; (iii) movement of the home office of one of the locally owned banks away from the city in which the Registrant is located; (iv) the acquisition of certain local financial institutions by larger metropolitan area banks and the preference of certain individuals in the service area for dealing with a locally owned institution; and (v) the expansion into new communities with the opening of the Franklin, Indianapolis and Trafalgar branches in 1992 and the opening of the North Vernon branch in 1993. First Community also opened a second branch in Franklin, Indiana on October 31, 1996.

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

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short- term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 1997 and December 31, 1996.

During 1997 and 1996, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits increased $4,196,000 and $1,384,000, respectively. Cash was provided primarily from a net increase in deposit accounts of $17,143,000 in 1997 and $11,389,000 in 1996. Cash was used primarily to fund a net increase in loans of $15,062,000 in 1997 and $10,587,000 in 1996.

At December 31, 1997 and 1996, commitments to fund loan originations were approximately $5,606,000 and $9,022,000, respectively. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon First Community's favorable liquidity ratio and the ability to borrow from the FHLB.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $21,259,000 at December 31, 1997 from the FHLB and the balance of its borrowings at December 31, 1997 was $2,930,000, an increase of $551,000 from outstanding borrowings at December 31, 1996.

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

ACCOUNTING MATTERS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, Stock Based Compensation. In December, 1994, the FASB decided to require expanded disclosures rather than recognition of compensation cost for fixed, at the money, options rather than recognition of compensation expense as was originally proposed in the ED. This statement establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages employers to recognize the related compensation expense: however, employers are permitted to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25. Employers that choose to continue to follow APB No. 25 are required to disclose in notes to the financial statements the pro forma effects on their net income and earnings per share of the new accounting method. SFAS No. 123 is effective for the Registrant in 1996. The Registrant elected to continue to apply the provisions of APB's Opinion No. 25 in accounting for its stock option plans and accordingly made the disclosures required by SFAS No. 123 in its 1997 financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, establishing standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock, such as the shares issuable under the stock option plan, as well as any other entity that chooses to present EPS in its financial statements.

This Statement simplifies the current standards of APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It eliminates the presentation of primary EPS and requires presentation of basic EPS (the principal difference being that common sock equivalents are not considered in the computation of basic EPS). It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the potential common shares were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to that of fully diluted EPS pursuant to Opinion No. 15. The adoption of SFAS No. 128 did not have a material impact on financial position or results of operations.

During 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, establishing standards for the reporting of comprehensive income and its components in financial statements. SFAS No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Earlier application is permitted. The Registrant will adopt SFAS No. 130 during fiscal year 1998.

Also in 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. It establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources an in assessing performance.

This standard is effective for financial statement periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Due to recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on the Registrant's future financial statement disclosures.

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

YEAR 2000 COMPLIANCE

The Registrant, like most companies, faces a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Registrant has begun the process of identifying the changes required to computer programs and hardware. While the Registrant believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance. The bulk of the Registrant's computer processing is provided under contract by Computer Services, Inc. ("CSI"). CSI expects to be in year 2000 compliance by December 31, 1998. The Registrant is requiring all software and systems vendors to represent that the services and products provided are, or will be, year 2000 compliant, and will be testing compliance. The Registrant's expense in connection with year 2000 compliance is not expected to be material to its overall financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required for this item is included in Item 7, "Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management" on pages 18 to 20.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Financial Statements are included in a separate section of this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated

                                                                     Page

     Independent Auditor's Report on consolidated
     Financial statements.                                            F-1

     Consolidated Balance Sheet at December 31, 1997 and 1996         F-2

     Consolidated Statement of Income for the years ended
     December 31, 1997, 1996 and 1995.                                F-3

     Consolidated Statement of Changes In Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995.            F-4

     Consolidated Statement of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.                                F-5

     Notes to consolidated financial statements.                      F-6

     2. Exhibit Index. The following exhibits are included as part of this Annual Report:

     3.1 Articles of Incorporation of First Community Bancshares, Inc. (Incorporated herein by reference to the Registration Statement on Form S-4 of First Community Bancshares, Inc. with Registration No. 33-47691 declared effective July 30, 1992).

     3.2 Amended Bylaws of First Community Bancshares, Inc. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1992 and filed with the Securities and Exchange Commission on March 31, 1993)(Commission File No. 0-19618).

     10.6 First Community Bancshares, Inc. 1992 Stock Option Plan, as amended and approved by Shareholders on May 19, 1993 (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1993 and filed with the Securities and Exchange Commission on March 30, 1994)(Commission File No. 0-19618).

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

     21 Subsidiaries of First Community Bancshares, Inc. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1992 and filed with the Securities and Exchange Commission on March 31, 1993).

     27   Financial Data Schedule  (Included in electronic version only).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.

                                     FIRST COMMUNITY BANCSHARES, INC.

                                     By:  /s/ Albert R. Jackson , III
                                        ------------------------------------
                                     Albert R. Jackson, III, Chief Executive
                                     Officer, Chief Financial Officer,
                                     Director and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                          Date
-----------------------                                          ----

/s/ Albert R. Jackson , III                                 March 30, 1998
---------------------------------------
Albert R. Jackson, III, Chief Executive
Officer, Chief Financial Officer,
Director and Secretary


/s/ Merrill M. Wesemann                                     March 30, 1998
---------------------------------------
Merrill M. Wesemann, MD,
Director and Chairman


/s/ Eugene W. Morris                                        March 30, 1998
---------------------------------------
Eugene W. Morris, Director and President


/s/ Roy Martin Umbarger                                     March 30, 1998
---------------------------------------
Roy Martin Umbarger, Director and
Vice President


/s/ Frank D. Neese                                          March 30, 1998
---------------------------------------
Frank D. Neese, Director


/s/ Albert R. Jackson, Jr.                                  March 30, 1998
---------------------------------------
Albert R. Jackson, Jr., Director

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

                              TABLE OF CONTENTS


                                                                     PAGE
--------------------------------------------------------------------------
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

                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
Board of Directors
First Community Bancshares, Inc.
Bargersville, Indiana


We have audited the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Indianapolis, Indiana
February 6, 1998

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

DECEMBER 31                                              1997          1996
------------------------------------------------------------------------------
Assets
Cash and due from banks                              $   933,574   $ 1,059,473
Short-term interest-bearing deposits                  10,297,654     5,975,098
                                                     -------------------------
  Cash and cash equivalents                           11,231,228     7,034,571
Investment securities
  Available for sale                                   2,771,058     2,386,358
  Held to maturity                                     1,708,679     2,540,803
                                                     -------------------------
        Total investment securities                    4,479,737     4,927,161
Loans                                                 80,000,575    65,108,481
  Allowance for loan losses                             (848,085)     (644,132)
                                                     -------------------------
    Net loans                                         79,152,490    64,464,349
Premises and equipment                                 1,944,779     1,791,873
Federal Home Loan Bank  of
Indianapolis stock, at cost                              777,800       777,800
Foreclosed real estate                                    78,636       139,500
Interest receivable                                      700,079       526,186
Other assets                                             374,965       417,268
                                                     -------------------------
        Total assets                                 $98,739,714   $80,078,708
                                                     =========================

LIABILITIES
  Deposits
    Noninterest bearing                              $ 7,623,814   $ 5,833,251
    Interest bearing                                  80,071,501    64,719,018
                                                     -------------------------
        Total deposits                                87,695,315    70,552,269
Federal Home Loan Bank of
Indianapolis advances                                  2,929,789     2,378,830
Interest payable                                         250,617       187,083
Other liabilities                                        313,987        74,570
                                                     -------------------------
        Total liabilities                             91,189,708    73,192,752
                                                     -------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, no-par value
    Authorized and unissued-1,000,000 shares
  Common stock, no-par par value
    Authorized-4,000,000 shares
    Issued and outstanding-989,848
    and 942,825 shares                                 6,722,251    6,181,486
  Retained earnings and contributed capital              794,796      692,760
  Net unrealized gain on securities
  available for sale                                      32,959        11,710
                                                     -------------------------
        Total stockholders' equity                     7,550,006     6,885,956
                                                     -------------------------
        Total liabilities and stockholders' equity   $98,739,714   $80,078,708
                                                     =========================

See notes to consolidated financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31                     1997            1996            1995
----------------------------------------------------------------------------------
INTEREST INCOME
  Loans, including fees                 $6,779,091      $5,564,766      $4,416,698
  Securities
    Taxable                                183,260         202,022         188,212
    Tax exempt                             106,252         125,814         253,979
  Deposits with financial institutions     230,410         207,940         170,432
  Dividends                                 62,136          57,153          44,834
                                        ------------------------------------------
        Total interest income            7,361,149       6,157,695       5,074,155
                                        ------------------------------------------

INTEREST EXPENSE
  Deposits                               3,695,491       2,945,818       2,755,847
  Federal Home Loan Bank advances          111,425         219,980         197,750
                                        ------------------------------------------
        Total interest expense           3,806,916       3,165,798       2,953,597
                                        ------------------------------------------

NET INTEREST INCOME                      3,554,233       2,991,897       2,120,558
  Provision for loan losses                255,000         219,000         207,500
                                        ------------------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                        3,299,233       2,772,897       1,913,058
                                        ------------------------------------------

OTHER INCOME
  Fiduciary activities                      26,509          27,353          21,453
  Service charges on deposit accounts      253,207         184,400         132,926
  Net realized gains (losses)
    on securities                                            5,630         (13,553)
  Other operating income                    25,522          31,722          96,373
                                        ------------------------------------------
        Total other income                 305,238         249,105         237,199
                                        ------------------------------------------

OTHER EXPENSES
  Salaries and employee benefits         1,236,794       1,012,761         838,495
  Premises and equipment                   301,262         212,847         178,143
  Advertising                              131,989         122,429         114,790
  Data processing fees                     232,797         191,698         175,822
  Deposit insurance expense                 45,178         453,368         106,781
  Printing and office supplies              64,925          81,541          68,995
  Legal and professional fees               97,843         135,068         108,879
  Telephone expense                         69,197          61,770          50,064
  Other operating expenses                 310,433         293,853         220,889
                                        ------------------------------------------
        Total other expenses             2,490,418       2,565,335       1,862,858
                                        ------------------------------------------

INCOME BEFORE INCOME TAX                 1,114,053         456,667         287,399
  Income tax expense                       375,609         115,401          11,046
                                        ------------------------------------------

NET INCOME                              $  738,444      $  341,266      $  276,353
                                        ==========================================

BASIC EARNINGS PER SHARE                      $.75            $.35            $.29
DILUTED EARNINGS PER SHARE                     .74             .34             .28

See notes to consolidated financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             RETAINED
                                         COMMON STOCK        EARNINGS     NET UNREALIZED
                                    ----------------------     AND            GAIN ON
                                      SHARES                CONTRIBUTED      SECURITIES
                                    OUTSTANDING   AMOUNT      CAPITAL    AVAILABLE FOR SALE     TOTAL
--------------------------------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1995              738,715  $6,068,970   $  76,017                        $6,144,987
  Net income for 1995                                          276,353                           276,353
  Five-for-four stock split            184,576
  Cash dividends in lieu of issuing
    fractional shares                                             (876)                             (876)
  Net change in unrealized gain on
    securities available for sale                                             $21,751             21,751
                                       -----------------------------------------------------------------
BALANCES, DECEMBER 31, 1995            923,291   6,068,970     351,494         21,751          6,442,215
  Net income for 1996                                          341,266                           341,266
  Stock options exercised               19,534     112,516                                       112,516
  Net change in unrealized gain on
    securities available for sale                                             (10,041)           (10,041)
                                       -----------------------------------------------------------------

BALANCES, DECEMBER 31, 1996            942,825   6,181,486     692,760         11,710          6,885,956
  Net income for 1997                                          738,444                           738,444
  Cash dividends ($.10 per share)                              (94,282)                          (94,282)
  5% stock dividend                     47,023     540,765    (540,765)
  Cash dividends in lieu of issuing
    fractional shares                                           (1,361)                           (1,361)
  Net change in unrealized gain on
    securities available for sale                                              21,249             21,249
                                       -----------------------------------------------------------------

BALANCES, DECEMBER 31, 1997            989,848  $6,722,251    $794,796        $32,959         $7,550,006
                                       =================================================================

See notes to consolidated financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


YEAR ENDED DECEMBER 31                            1997           1996           1995
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                      $    738,444   $    341,266   $    276,353
  Adjustments to reconcile net
    income to net cash provided
    by operating activities
    Provision for loan losses                          255,000        219,000        207,500
    Depreciation and amortization                      137,713         82,860         71,926
    Deferred income tax                                    498         10,278        (20,419)
    Investment securities amortization                   4,362          7,215         62,383
    Gain on disposal of premises and equipment                                      (20,716)
    Investment securities (gains) losses                               (5,630)        13,553
    Net change in
     Interest receivable                              (173,893)        91,485       (126,381)
     Interest payable                                   63,534         12,988         52,542
     Other assets                                       27,866         89,746        (23,718)
     Other liabilities                                 238,056        (27,278)         9,732
                                                  ------------------------------------------
     Net cash provided by operating
      activities                                     1,291,580        821,930        502,755
                                                  ------------------------------------------

INVESTING ACTIVITIES
  Purchases of securities available for sale        (1,000,000)                   (1,670,000)
  Proceeds from maturities of securities
   available for sale                                  650,000        677,750        230,000
  Proceeds from sales of securities
   available for sale                                               2,176,965        622,021
  Proceeds from maturities and paydowns
   of securities held to maturity                      828,248        608,936      1,542,787
  Proceeds from sales of securities held
   to maturity                                                                       125,000
  Net change in loans                              (15,062,301)   (10,587,119)   (15,317,327)
  Purchases of premises and equipment                 (290,617)      (533,467)       (25,746)
  Proceeds from disposal of premises
   and equipment                                                                      64,663
  Purchase of stock of Federal Home
   Loan Bank of Indianapolis                                         (177,300)       (87,600)
  Proceeds from sale of other real estate
   and repossessions                                   180,024         26,992         50,908
  Other investing activities                                                          (4,803)
                                                  ------------------------------------------
        Net cash used by investing activities      (14,694,646)    (7,807,243)   (14,470,097)
                                                  ------------------------------------------

FINANCING ACTIVITIES
  Net change in
    Noninterest-bearing, NOW, and savings
     deposits                                        6,597,456      5,023,029      8,518,439
    Certificates of deposit                         10,545,590      6,366,136      4,460,633
    Short-term borrowings                                            (908,138)       908,138
  Proceeds from Federal Home Loan
   Bank advances                                     1,750,000                     3,000,000
  Repayment of Federal Home Loan Bank advances      (1,199,041)    (2,224,485)    (3,711,098)
  Cash dividends                                       (94,282)
  Cash dividends in lieu of issuing fractional
   shares                                                                               (876)
  Stock options exercised                                             112,516
                                                  ------------------------------------------
        Net cash provided by financing activities   17,599,723      8,369,058     13,175,236
                                                  ------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              4,196,657      1,383,745       (792,106)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         7,034,571      5,650,826      6,442,932
                                                  ------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $11,231,228     $7,034,571     $5,650,826
                                                  ==========================================

ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                    $ 3,743,382     $3,526,976     $2,901,055
  Income tax paid (refunded)                           187,406        110,000        (40,921)


See notes to consolidated financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Table Dollar Amounts in Thousands)


- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DESCRIPTION OF BUSINESS-The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Johnson and Jennings Counties, Indiana and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

CONSOLIDATION-The consolidated financial statements include the accounts of the Company and the Bank after elimination of all material intercompany transactions.

INVESTMENT SECURITIES-Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


LOANS are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Bank considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1997, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

STOCK OPTIONS are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with Accounting Principle Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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

EARNINGS PER SHARE have been computed based upon the weighted average common shares and potential common shares outstanding during each year.

- RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank ("FRB"). The reserve required at December 31, 1997, was $360,000.

- INVESTMENT SECURITIES


                                                       1997
                                    ------------------------------------------
                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED   FAIR
DECEMBER 31                           COST       GAINS      LOSSES      VALUE
------------------------------------------------------------------------------
Available for sale
  State and municipal                $1,316       $55                   $1,371
  Corporate obligations               1,400                              1,400
                                     -----------------------------------------
    Total available for sale          2,716        55                    2,771
Held to maturity-state and municipal  1,709        25                    1,734
                                     -----------------------------------------
    Total investment securities      $4,425       $80          $0       $4,505
                                     =========================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

                                                       1996
                                    ------------------------------------------
                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED   FAIR
DECEMBER 31                           COST       GAINS      LOSSES      VALUE
------------------------------------------------------------------------------
Available for sale
  State and municipal                $1,737       $24        $ (5)      $1,756
  Corporate obligations                 630                                630
                                     -----------------------------------------
    Total available for sale          2,367        24          (5)       2,386
                                     -----------------------------------------
Held to maturity
  State and municipal                 2,367         2         (44)       2,325
  Mortgage-backed securities            174                    (1)         173
                                     -----------------------------------------
    Total held to maturity            2,541         2         (45)       2,498
                                     -----------------------------------------
    Total investment securities      $4,908       $26        $(50)      $4,884
                                     =========================================

The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                         1997
                                       ---------------------------------------
                                       AVAILABLE FOR SALE    HELD TO MATURITY
                                       ---------------------------------------
                                       AMORTIZED   FAIR       AMORTIZED  FAIR
MATURITY DISTRIBUTION AT DECEMBER 31     COST      VALUE        COST     VALUE
------------------------------------------------------------------------------
Due in one year or less                  $  620    $  620      $  675   $  675
Due after one through five years          1,375     1,389         742      750
Due after five through ten years            180       187         292      309
Due after ten years                         541       575
                                         -------------------------------------
    Totals                               $2,716    $2,771      $1,709   $1,734
                                         =====================================

No securities were pledged at December 31, 1997. Securities with a carrying value of $174,000 were pledged at December 31, 1996 to secure FHLB advances.

Proceeds from sales of securities available for sale during 1996 were $183,000. Gross gains of $3,000 were realized on those sales.

Proceeds from securities held to maturity called at a premium during 1996 were $278,000. Gross gains of $3,000 were realized on those calls.

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

- LOANS AND ALLOWANCE

DECEMBER 31                               1997            1996
--------------------------------------------------------------------------
Commercial, commercial real estate
 and industrial loans                   $17,883         $17,401
Real estate loans                        28,971          23,010
Construction loans                        6,773           3,621
Individuals' loans for household
 and other personal expenditures         22,896          19,084
Tax-exempt loans and leases               3,377           1,922
                                        -----------------------
                                         79,900          65,038
Deferred loan origination costs             101              70
                                        -----------------------
    Total loans                         $80,001         $65,108
                                        =======================


DECEMBER 31                      1997           1996           1995
--------------------------------------------------------------------------
Allowance for loan losses
  Balances, January 1            $644           $518            $362
  Provision for losses            255            219             208
  Recoveries on loans              29             18              36
  Loans charged off               (80)          (111)            (88)
                                 -----------------------------------
  Balances, December 31          $848           $644            $518
                                 ===================================

At December 31, 1997, the Company had no impaired loans. At December 31, 1996, the Company had an impaired loan of $67,000 and had recorded an allowance for losses of $7,000. The average balance of impaired loans for the years ended December 31, 1997, 1996 and 1995 were $25,000, $112,000 and
$26,000. The Company had no interest income or cash receipts on impaired loans during the years ended December 31, 1997, 1996 and 1995.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


The Company had no commitments to loan additional funds to the borrowers of impaired loans.

The Bank has entered into transactions with certain directors, executive officers, significant stockholders of the Company and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

--------------------------------------------------------------------------

Balances, January 1, 1997                        $649

New loans, including renewals                     429
Payments, etc., including renewals               (333)
                                                 ----
Balances, December 31, 1997                      $745
                                                 ====

- PREMISES AND EQUIPMENT

DECEMBER 31                       1997             1996
--------------------------------------------------------------------------
Land                             $  432           $  264
Buildings                           853              786
Leasehold improvements              285              343
Equipment                           751              686
                                 -----------------------
    Total cost                    2,321            2,079
Accumulated depreciation           (376)            (287)
                                 -----------------------
    Net                          $1,945           $1,792
                                 =======================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


- DEPOSITS

DECEMBER 31                                   1997            1996
--------------------------------------------------------------------------
Demand deposits                             $16,992         $14,212
Savings deposits                             18,957          15,139
Certificates and other time
 deposits of $100,000 or more                10,519           7,355
Other certificates and time deposits         41,227          33,846
                                            -----------------------
    Total deposits                          $87,695         $70,552
                                            =======================

Certificates and other time deposits maturing in years ending December 31:

           1998                            $38,544
           1999                              8,711
           2000                              2,572
           2001                              1,120
           2002                                799
                                           -------
                                           $51,746
                                           =======

- FHLB ADVANCES

                                                              INTEREST
                                                AMOUNT           RATE
--------------------------------------------------------------------------
Maturities in years ending December 31
  1998                                          $  177           6.01%
  1999                                             156           6.01
  2000                                             638           6.05
  2001                                             122           6.01
  2002                                           1,603           5.77
  2003                                             234           5.85
                                                ------
                                                $2,930           5.87%
                                                ======

The FHLB advances are secured by first mortgage loans totaling $21,259,000. Advances are subject to restrictions or penalties in the event of prepayment.

The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires May 7, 1998 and bears interest at a rate equal to the then current variable advance rate. There were no drawings on this line of credit at December 31, 1997.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


- INCOME TAX

YEAR ENDED DECEMBER 31                   1997    1996    1995
--------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                              $270    $ 54    $15
    State                                 106      51     16
  Deferred
    Federal                                 8      20    (31)
    State                                  (8)    (10)    11
                                         -------------------
      Total income tax expense           $376    $115    $11
                                         ===================


Reconciliation of federal statutory to actual tax expense

  Federal statutory income tax at 34%   $379     $155    $98
  Tax exempt interest                    (69)     (66)  (108)
  Effect of state income taxes            65       27     18
  Other                                    1       (1)     3
                                         -------------------
      Actual tax expense                $376     $115    $11
                                         ===================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

DECEMBER 31                                      1997            1996
--------------------------------------------------------------------------
ASSETS
  Allowance for loan losses                      $312            $227
  Net operating loss carryforward                                  20
  Alternative minimum tax credit carryforward      38              54
  Other                                             9
                                                 --------------------
    Total assets                                  359             301
                                                 ====================

LIABILITIES
  Depreciation                                    103              75
  State income tax                                 16              13
  Loan fees                                        35               8
  Securities available for sale                    22               8
    Total liabilities                             176             104
                                                 --------------------
                                                 $183            $197
                                                 ====================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


At December 31, 1997, the Company had an alternative minimum tax credit carryforward of $38,000 available to offset future regular federal income tax liabilities which has an unlimited carryover period.

Tax expense (benefit) applicable to investment security gains and losses for the years ended December 31, 1996 and 1995 was $2,230 and $(5,400).


- COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                 1997            1996
--------------------------------------------------------------------------
Commitments to extend credit                    $5,606          $9,022
Standby letters of credit                          640             401

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

In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this commitment at December 31, 1997.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


- Stockholders' Equity

On April 26, 1995, the Board of Directors declared a 5-for-4 stock split effective June 1, 1995. Net income per share and weighted average shares outstanding have been restated to reflect the stock split.

On November 19, 1997, the Board of Directors declared a 5% stock dividend payable on February 1, 1998. Net income per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.

The dividends which the Company may pay are restricted by FRB capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 1997, stockholder's equity of the Bank was $7,324,000, of which a minimum of $1,080,000 was available for payment of dividends.


- Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1997 and 1996, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1997 that management believes have changed the Bank's classification.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


The Bank's actual and required capital amounts and ratios are as follows:

                                                                     1997
                                             ----------------------------------------------------
                                                                REQUIRED FOR        TO BE WELL
                                                 ACTUAL       ADEQUATE CAPITAL(1)  CAPITALIZED(1)
                                             ----------------------------------------------------
DECEMBER 31                                  AMOUNT   RATIO   AMOUNT      RATIO    AMOUNT  RATIO
-------------------------------------------------------------------------------------------------
Total capital(1) (to risk-weighted assets)   $7,291   10.1%   $5,789       8.0%    $7,236  10.0%
Tier 1 capital(1) (to risk-weighted assets)   8,139   11.3%    2,895       4.0      4,342   6.0
Tier 1 capital(1) (to average assets)         8,139    8.7%    3,758       4.0      5,638   6.0

(1) As defined by regulatory agencies


                                                                     1996
                                             ----------------------------------------------------
                                                                REQUIRED FOR        TO BE WELL
                                                 ACTUAL       ADEQUATE CAPITAL(1)  CAPITALIZED(1)
                                             ----------------------------------------------------
DECEMBER 31                                  AMOUNT   RATIO   AMOUNT      RATIO    AMOUNT  RATIO
-------------------------------------------------------------------------------------------------
Total capital(1) (to risk-weighted assets)   $6,665   10.9%   $4,885       8.0%    $6,106  10.0%
Tier 1 capital(1) (to risk-weighted assets)   7,309   12.0%    2,443       4.0      3,664   6.0
Tier 1 capital(1) (to average assets)         7,309    9.4%    3,125       4.0      3,906   5.0

(1) As defined by regulatory agencies

- Employee Benefits

Effective January 1, 1995, the Bank adopted a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $8,000, $6,000 and $4,000 for 1997, 1996 and 1995.

The Company adopted a stock option plan in 1992 whereby 46,921 shares of common stock, after restatement for stock dividends and splits, were reserved for the granting of options to certain officers, directors and key employees. The options were exercisable within five years from the date of grant, and the right to purchase shares under such options vested at a rate of 40% after the first year and 20% each year thereafter with the options being fully vested after four years. Additional options to purchase common shares may be granted not to exceed 10% of the Company's outstanding shares of common stock, less previously granted options.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands, Except Per Share Data)


On February 15, 1993, the 1992 stock option plan, which is accounted for in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, was amended to increase the aggregate number of shares under the plan from 46,921 to 66,771 shares. In addition, the amendment provided for immediate vesting of all outstanding stock options and stock options granted pursuant to the agreement. On May 15, 1996, the 1992 stock option plan was amended to extend the exercise period from five years to ten years from the date of grant.

On May 15, 1996, the stockholders approved the 1996 stock option plan, reserving 105,000 shares of Company stock for the granting of options to certain key employees, directors and advisors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option. Options granted to key employees and advisors require approval of the Compensation Committee of the Board of Directors ("Committee"). Options granted to key employees and advisors become 25% exercisable one year from the date of the grant and continue to vest 25% each year thereafter until fully vested. Without any action by the Committee, each outside director will be automatically granted an option to purchase 1,000 shares of Company stock on each anniversary date of service on the Board of Directors beginning with their 1997 anniversary. These options vest at the date of grant. Each option granted under the plan shall expire no later than ten years from the date the option is granted.

Although the Company has elected to follow APB No. 25, Standard Financial Accounting Standards ("SFAS") No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                1997
                                                           --------------
Risk-free interest rates                                        6.67%
Dividend yields                                                  .73%
Volatility factors of expected market price of common stock     8.00%
Weighted-average expected life of the options                  9 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                                1997
                                                           --------------
Net income                              As reported             $738
                                        Pro forma                726
Basic Earnings per share                As reported              .75
                                        Pro forma                .73
Diluted earnings per share              As reported              .74
Pro forma                                                        .72

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands, Except Per Share Data)


The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 1997, 1996 and 1995.

YEAR ENDED DECEMBER 31                      1997                        1996                        1995
---------------------------------------------------------------------------------------------------------------------
                                                 WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                  AVERAGE                     AVERAGE                     AVERAGE
OPTIONS                              SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       46,261        $5.54         66,771        $5.54         66,771         $5.54
Granted                               5,250        11.43
Exercised                                                        20,510         5.54
Expired                              15,420         5.54
                                    -------                     -------                     -------
Outstanding, end of year             36,091        $6.72         46,261        $5.54         66,771         $5.54
                                    =======                     =======                     =======
Options exercisable at year end                                  46,261                      66,771
Weighted-average fair value of
options granted during the year       $4.00

As of December 31, 1997, options outstanding of 30,841 and 5,250 have exercise prices of $5.54 and $11.43 and weighted-average remaining contractual lives of
4.5 and 9.4 years.

- Earnings Per Share

Earnings per share ("EPS") were computed as follows:


                                             YEAR ENDED DECEMBER 31, 1997
                                            -------------------------------
                                                       WEIGHTED
                                                       AVERAGE    PER SHARE
                                             INCOME     SHARES     AMOUNT
                                            -------------------------------
BASIC EARNINGS PER SHARE
  Income available to common stockholders     $738      989,848     $.75
EFFECT OF DILUTIVE STOCK OPTIONS                         12,102     ====
                                              -----------------
DILUTED EARNINGS PER SHARE
  Income available to common stockholders
  and assumed conversions                     $738    1,001,950     $.74
                                            ===============================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands, Except Per Share Data)


Options to purchase 5,250 shares of common stock at $11.43 per share were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                             YEAR ENDED DECEMBER 31, 1996
                                            -------------------------------
                                                       WEIGHTED
                                                       AVERAGE    PER SHARE
                                             INCOME     SHARES     AMOUNT
                                            -------------------------------
BASIC EARNINGS PER SHARE
  Income available to common stockholders     $341      986,043     $.35
EFFECT OF DILUTIVE STOCK OPTIONS                         14,757     ====
                                              -----------------
DILUTED EARNINGS PER SHARE
  Income available to common stockholders
  and assumed conversions                     $341    1,000,800     $.34
                                            ===============================

                                             YEAR ENDED DECEMBER 31, 1995
                                            -------------------------------
                                                       WEIGHTED
                                                       AVERAGE    PER SHARE
                                             INCOME     SHARES     AMOUNT
                                            -------------------------------
BASIC EARNINGS PER SHARE
  Income available to common stockholders     $276      969,455     $.29
EFFECT OF DILUTIVE STOCK OPTIONS                         21,174     ====
                                              -----------------
DILUTED EARNINGS PER SHARE
  Income available to common stockholders
  and assumed conversions                     $276      990,629     $.28
                                            ===============================

- FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS-The fair value of cash and cash equivalents approximates carrying value.

INVESTMENT SECURITIES-Fair values are based on quoted market prices.

LOANS-The fair value for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


FHLB STOCK-Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

INTEREST RECEIVABLE/PAYABLE-The fair values of interest receivable/payable approximate carrying values.

DEPOSITS-The fair values of noninterest-bearing and interest-bearing demand accounts are equal to the amount payable on demand at the balance sheet date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FHLB ADVANCES-The fair value of advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

The estimated fair values of the Company's financial instruments are as follows:


                                                1997             1996
                                          ---------------------------------
                                          CARRYING  FAIR    CARRYING  FAIR
DECEMBER 31                                VALUE    VALUE    VALUE    VALUE
---------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents               $11,231  $11,231   $7,035  $7,035
  Investment securities available
    for sale                                2,771    2,771    2,386   2,386
  Investment securities held to maturity    1,709    1,734    2,541   2,498
  Loans, net                               79,152   80,403   64,464  65,305
  Stock in FHLB                               778      778      778     778
  Interest receivable                         700      700      526     526

LIABILITIES
  Deposits                                 87,695   87,806   70,552  70,633
  FHLB advances                             2,930    2,908    2,379   2,351
  Interest payable                            251      251      187     187

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


- CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                           CONDENSED BALANCE SHEET

DECEMBER 31                                        1997            1996
--------------------------------------------------------------------------
ASSETS
  Cash on deposit                                 $   88          $   64
  Investment in subsidiary                         7,324           6,665
  Other assets                                       139             161
                                                  ----------------------
  Total assets                                    $7,551          $6,890
                                                  ======================

LIABILITIES-other liabilities                     $    1          $    4

STOCKHOLDERS' EQUITY                               7,550           6,886
                                                  ----------------------

     Total liabilities and stockholders' equity   $7,551          $6,890
                                                  ======================


                        CONDENSED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31                           1997     1996    1995
--------------------------------------------------------------------------
Income
  Dividends from subsidiary                      $165             $  30
  Other interest income and dividends               1     $  1        1
                                                 ----------------------
     Total income                                 166        1       31
                                                 ----------------------
Expenses
  Salaries and employee benefits                   44       20       19
  Professional fees                                46       55       20
  Other expenses                                   18       12       22
                                                 ----------------------
     Total expenses                               108       87       61
                                                 ----------------------

Income (loss) before income tax benefit
  and equity in undistributed income of
  subsidiary                                       58      (86)     (30)
  Income tax benefit                              (42)     (34)     (24)
                                                 ----------------------
Income (loss) before equity in
  undistributed income of subsidiary              100      (52)      (6)
  Equity in undistributed income of subsidiary    638      393      282
                                                 ----------------------

NET INCOME                                       $738     $341     $276
                                                 ======================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                      CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                           1997     1996    1995
--------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                     $738     $341    $276
  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities                                   (620)    (421)   (296)
                                                ----------------------
        Net cash provided (used) by
          operating activities                    118      (80)    (20)
                                                ----------------------

FINANCING ACTIVITIES
  Cash dividends                                  (94)
  Cash dividends in lieu of issuing
    fractional shares                                               (1)
  Stock options exercised                                  113
                                                ----------------------
        Net cash provided (used) by
          financing activities                    (94)     113      (1)
                                                ----------------------

NET CHANGE IN CASH ON DEPOSIT                      24       33     (21)

CASH ON DEPOSIT AT BEGINNING OF YEAR               64       31      52
                                                ----------------------

CASH ON DEPOSIT AT END OF YEAR                   $ 88     $ 64    $ 31
                                                ======================