Form 10-K/A
period 1997-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1998-04-15
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -------   --------

                       Commission File Number:  0-19618

                       FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

           Indiana                                      35-1833586
(State or Other Jurisdiction                      (IRS Employer Id. No.)
of Incorporation or Organization)

210 East Harriman Bargersville, Indiana                    46106
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (317) 422-5171

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, No Par Value

                                   PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Registrant's Financial Statements are included in a separate section of this Annual Report begining on page F-1.


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

3.3 Amended Bylaws of First Community Bancshares, Inc. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1992 and filed with the Securities and Exchange Commission on March 31, 1993, file 0-19618).

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

10.8 Deferred Director Fee Agreement by and between First Community Bank & Trust Company and Merrill M. Wesemann Dated November 23, 1994 (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1994 and filed with the Securities and Exchange Commission on March 13, 1995).

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

27    Financial Data Schedule (Included in electronic version only).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1998.

                                  FIRST COMMUNITY BANCSHARES, INC.


                                  By:/s/ Albert R. Jackson , III
                                     ---------------------------------
                                     Albert R. Jackson, III,
                                     Chief Executive Officer, Chief
                                     Financial Officer, Director, and
                                     Secretary

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

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


- INCOME TAX

YEAR ENDED DECEMBER 31                   1997    1996    1995
--------------------------------------------------------------------------
Income tax expense
  Currently payable
    Federal                              $270    $ 54    $15
    State                                 106      51     16
  Deferred
    Federal                                 8      20    (31)
    State                                  (8)    (10)    11
                                         -------------------
      Total income tax expense           $376    $115    $11
                                         ===================


Reconciliation of federal statutory to actual tax expense

  Federal statutory income tax at 34%   $379     $155    $98
  Tax exempt interest                    (69)     (66)  (108)
  Effect of state income taxes            65       27     18
  Other                                    1       (1)     3
                                        --------------------
      Actual tax expense                $376     $115    $11
                                        ====================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

DECEMBER 31                                      1997            1996
--------------------------------------------------------------------------
ASSETS
  Allowance for loan losses                      $312            $227
  Net operating loss carryforward                                  20
  Alternative minimum tax credit carryforward      38              54
  Other                                             9
                                                 --------------------
    Total assets                                  359             301
                                                 ====================

LIABILITIES
  Depreciation                                    103              75
  State income tax                                 16              13
  Loan fees                                        35               8
  Securities available for sale                    22               8
    Total liabilities                             176             104
                                                 --------------------
                                                 $183            $197
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

YEAR ENDED DECEMBER 31                      1997                        1996                        1995
---------------------------------------------------------------------------------------------------------------------
                                                 WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                  AVERAGE                     AVERAGE                     AVERAGE
OPTIONS                              SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       46,261        $5.54         66,771        $5.54         66,771         $5.54
Granted                               5,250        11.43
Exercised                                                        20,510         5.54
                                    -------                     -------                     -------
Outstanding, end of year             51,511        $6.14         46,261        $5.54         66,771         $5.54
                                    =======                     =======                     =======

Options exercisable at year end                                  46,261                      66,771

Weighted-average fair value of
 options granted during the year      $4.00

As of December 31, 1997, options outstanding of 46,261 and 5,250 have exercise prices of $5.54 and $11.43 and weighted-average remaining contractual lives of
4.5 and 9.4 years.

- EARNINGS PER SHARE

Earnings per share ("EPS") were computed as follows:


                                             YEAR ENDED DECEMBER 31, 1997
                                            -------------------------------
                                                       WEIGHTED
                                                       AVERAGE    PER SHARE
                                             INCOME     SHARES     AMOUNT
                                            -------------------------------
BASIC EARNINGS PER SHARE
  Income available to common stockholders     $738      989,848     $.75
EFFECT OF DILUTIVE STOCK OPTIONS                         13,803     ====
                                              -----------------
DILUTED EARNINGS PER SHARE
  Income available to common stockholders
   and assumed conversions                    $738    1,003,651     $.74
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