Form 10-Q
period 1998-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1998-05-15
CIK 877987

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended.................................March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the transition period from......................to.......................

Commission File No.  0-19618

                         FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

Indiana                                                            35-1833586
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                             210 East Harriman
                          Bargersville, IN  46106
                  (Address of principal executive offices)
                                 (Zip Code)

                               (317) 422-5171
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Outstanding Shares of Common Stock on March 31, 1998:  989,848

           FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                                 FORM 10-Q

                                   INDEX
                                                                     Page No.
                                                                     --------

Forward Looking Statement...................................................3

Part I. Financial Information:

     Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheet..............................4

          Consolidated Condensed Statement of Income........................5

          Consolidated Condensed Statement of Comprehensive Income..........6

          Consolidated Condensed Statement of Changes
              in Stockholders' Equity.......................................7

          Consolidated Condensed Statement of Cash Flows....................8

          Notes to Consolidated Condensed Financial Statements..............9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...12

Part II.  Other Information:

     Item 1.  Legal Proceedings............................................15

     Item 2.  Changes In Securities........................................15

     Item 3.  Defaults Upon Senior Securities..............................15

     Item 4.  Submission of Matters to a Vote of Security Holders..........15

     Item 5.  Other Information............................................15

     Item 6.  Exhibits and Reports on Form 8-K.............................15

Signatures.................................................................16

                        FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Registrant
(as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Registrant.
Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.
The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

                       Part I - Financial Information

Item 1.        Financial Statements
-------        --------------------

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Condensed Balance Sheet
                                (Unaudited)


                                                                    March 31,      December 31,
                                                                     1998             1997
                                                                 -------------------------------
ASSETS
     Cash and due from banks                                     $    870,311    $    933,574
     Short-term interest-bearing deposits                          10,544,731      10,297,654
                                                                 -------------------------------
          Cash and cash equivalents                                11,415,042      11,231,228
     Investment securities
          Available for sale                                        2,726,205       2,771,058
          Held to maturity                                          1,308,330       1,708,679
                                                                 -------------------------------
               Total investment securities                          4,034,535       4,479,737
     Loans                                                         81,942,023      80,000,575
          Allowance for loan losses                                  (880,254)       (848,085)
                                                                 -------------------------------
               Net Loans                                           81,061,769      79,152,490
     Premises and equipment                                         1,977,906       1,944,779
     Federal Home Loan Bank of Indianapolis stock, at cost            777,800         777,800
     Foreclosed real estate                                            22,000          78,636
     Interest receivable                                              673,399         700,079
     Other assets                                                     401,320         374,965
                                                                 -------------------------------

               Total assets                                      $100,363,771     $98,739,714
                                                                 ===============================


LIABILITIES
     Deposits
          Noninterest-bearing                                    $  6,536,500     $  7,623,814
          Interest-bearing                                         82,488,334       80,071,501
                                                                 -------------------------------
               Total deposits                                      89,024,834       87,695,315
     Federal Home Loan Bank of Indianapolis advances                2,929,789        2,929,789
     Interest payable                                                 320,931          250,617
     Other liabilities                                                336,149          313,987
                                                                 -------------------------------

          Total liabilities                                        92,611,703       91,189,708
                                                                 -------------------------------


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, no-par value
          Authorized and unissued - 1,000,000 shares
          Common stock, no-par value
          Authorized - 4,000,000 shares
          Issued and outstanding - 989,848 shares                   6,722,251        6,722,251
     Retained earnings and contributed capital                      1,002,790          794,796
     Accumulated other comprehensive income                            27,027           32,959
                                                                 -------------------------------
          Total stockholders' equity                                7,752,068        7,550,006
                                                                 -------------------------------

          Total liabilities and stockholders' equity             $100,363,771      $98,739,714
                                                                 ===============================

See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Condensed Statement of Income
                                (Unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                      1998             1997
                                                                 -------------------------------
Interest Income
     Loans, including fees                                         $1,800,939       $1,531,909
     Investment securities
          Taxable                                                      57,595           45,244
          Tax exempt                                                   17,602           29,383
     Interest-bearing time deposits                                   101,154           41,891
     Dividends                                                         16,669           16,248
                                                                  ------------------------------
          Total interest income                                     1,993,959        1,664,675
                                                                  ------------------------------

Interest Expense
     Deposits                                                       1,036,089          814,494
     FHLB advances                                                     42,382           35,103
                                                                 -------------------------------
          Total interest expense                                    1,078,471          849,597
                                                                 -------------------------------

Net Interest Income                                                   915,488          815,078
     Provision for loan losses                                         60,000           54,000
                                                                 -------------------------------
Net Interest Income After Provision for Loan Losses                   855,488          761,078
                                                                 -------------------------------

Other Income
     Trust fees                                                        22,595           10,840
     Service charges on deposit accounts                               72,628           55,510
     Other operating income                                             9,003            7,275
                                                                 -------------------------------
          Total other income                                          104,226           73,625

Other Expenses
     Salaries and employee benefits                                   307,859          287,714
     Premises and equipment                                            76,270           67,687
     Advertising                                                       26,295           28,105
     Data processing fees                                              65,122           54,978
     Deposit insurance expense                                         12,508           10,290
     Printing and office supplies                                      27,567           17,599
     Legal and professional fees                                       23,565           38,847
     Telephone expense                                                 16,849           17,318
     Other operating expense                                           90,830           71,094
                                                                 -------------------------------
          Total other expenses                                        646,865          593,632
                                                                 -------------------------------

Income Before Income Tax                                              312,849          241,071
     Income tax expense                                               104,855           77,830
                                                                 -------------------------------

Net Income                                                         $  207,994       $  163,241
                                                                 ===============================

Basic earnings per share                                           $      .21       $      .16
Diluted earnings per share                                                .21              .16

See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Condensed Statement of Comprehensive Income
                                (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                      1998             1997
                                                                 -------------------------------

Net Income                                                          $ 207,994       $ 163,241
Other comprehensive income, net of tax
     Holding losses on securities available for sale:                  (5,932)        (10,528)
                                                                 -------------------------------
Comprehensive income                                                $ 202,062       $ 152,713
                                                                 ===============================

              FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARY
     Consolidated  Condensed Statement of Changes in Stockholders' Equity
                 For the Three Months Ended March 31, 1998
                                (Unaudited)

                                                           Retained
                                                           Earnings       Accumulated
                                     Common Stock             and            Other
                              --------------------------
                                  Shares                  Contributed    Comprehensive
                                Outstanding     Amount       Capital         Income     Total
                              -------------------------------------------------------------------------
Balances, January 1, 1998        989,848    $6,722,251     $794,796       $32,959    $7,550,006

     Net income for the period                              207,994                     207,994
     Holding losses on securities
          available for sale                                               (5,932)       (5,932)
                              -------------------------------------------------------------------------

Balances, March 31, 1998         989,848    $6,722,251   $1,002,790       $27,027    $7,752,068

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Condensed Statement of Cash Flows
                                (Unaudited)


                                                                       Three Months Ended
                                                                             March 31,
                                                                 -------------------------------
                                                                      1998             1997
                                                                 -------------------------------
Operating Activities
     Net income                                                   $   207,994      $   163,241
     Adjustments to reconcile net income to net cash provided by operating activities
          Provision for loan losses                                    60,000           54,000
          Depreciation and amortization                                34,083           31,689
          Investment securities amortization                              378            1,751
          Net change in:
               Interest receivable                                     26,680           15,055
               Interest payable                                        70,314           18,579
               Other assets                                           (22,463)          31,564
               Other liabilities                                       22,162          157,985
                                                                 -------------------------------
                   Net cash provided by operating activities          399,148          473,864
                                                                 -------------------------------

Investing Activities
     Proceeds from maturities of securities available for sale         35,000          405,000
     Proceeds from paydowns and maturities of securities held
          to maturity                                                 400,000           56,704
     Net change in loans                                           (1,969,279)      (3,434,301)
     Proceeds from sale of other real estate                           56,636          123,167
     Purchases of property and equipment                              (67,210)         (13,972)
                                                                 -------------------------------
                   Net cash used by investing activities           (1,544,853)      (2,863,402)
                                                                 -------------------------------

Financing Activities
     Net change in
          Noninterest-bearing, NOW and savings deposits              (681,711)      (1,565,115)
          Certificates of Deposit                                   2,011,230        4,997,067
     Cash dividends                                                                    (94,282)
                                                                 -------------------------------
                   Net cash provided by financing activities        1,329,519        3,337,670
                                                                 -------------------------------

Net Change in Cash and Cash Equivalents                               183,814          948,132

Cash and Cash Equivalents, Beginning of Period                     11,231,228        7,034,571
                                                                 -------------------------------

Cash and Cash Equivalents, End of Period                          $11,415,042      $ 7,982,703
                                                                 ===============================

Supplemental cash flow disclosures
     Interest paid                                                $ 1,008,157      $   831,018
     Income tax paid                                                  113,925           35,000

See notes to consolidated condensed financial statements.

              FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
            Notes to Consolidated Condensed Financial Statements
                               March 31, 1998
                                (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiary, First Community Bank & Trust, a state chartered bank (the "Bank"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1997, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 1998, and for the three months ended March 31, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                       Three Months Ended                  Three Months Ended
                                         March 31, 1998                      March 31, 1997
                                         --------------                      --------------
                                            Weighted                            Weighted
                                            Average       Per Share             Average    Per Share
                                  Income    Shares         Amount    Income     Shares      Amount
                                  ------    ------         ------    ------     ------      ------
BASIC EARNINGS PER SHARE
     Income available to
       common shareholders       $207,994    989,848       $  .21   $163,241    989,848     $  .16
                                                         =========                        ==========

EFFECT OF DILUTIVE STOCK OPTIONS              14,498                             13,803
                                ----------------------             ----------------------

DILUTED EARNINGS PER SHARE
     Income available to
       common shareholders and
       assumed conversions       207,994   1,004,346       $  .21   $163,241  1,003,651     $  .16
                                ================================== =================================

Note 3: Changes in Methods of Accounting
----------------------------------------

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income, establishing standards for the reporting of comprehensive income and its components in financial statements. Statement No. 130 is applicable to all entities that provide a full set of financial statements. Enterprises that have no items of other comprehensive income in any period presented are excluded from the scope of this Statement.

Statement No. 130 is effective for interim and annual periods beginning after December 15, 1997. The Company has adopted Statement No. 130 during the first fiscal quarter of 1998. See the Consolidated Condensed Statement of Comprehensive Income on page 6.

Item 2.     Management's Discussion and Analysis of Financial Condition

            -----------------------------------------------------------
            and Results of Operations
            -------------------------

Results of Operations
---------------------

First Community Bancshares, Inc. ("Company") and its wholly owned subsidiary, First Community Bank ("Bank") had net income of $207,994 and $163,241 for the three months ending March 31, 1998 and 1997, respectively. Net interest income was $915,488 and $815,078 for the three months ending March 31, 1998 and March 31, 1997, respectively.

Net income increased $44,753 for the three months ended March 31, 1998, when compared to the same period in 1997, due primarily to the increase in net interest income offset by general increases in other expenses. This increase in net interest income resulted primarily from increases in interest income on loans and short-term interest-bearing time deposits offset by an increase in interest expense on deposits. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities. The increase in income from service charges on deposit accounts of $17,118 resulted from an increase in the number of deposit accounts. The increases in other expenses were directly a result of the overall growth of the Bank. Income taxes increased $27,075 for the three months ended March 31, 1998, when compared to the same period in 1997, because of the increase in the Company's income before taxes of $71,778.

Balance Sheet
-------------

Loans and Deposits  The Bank had an increase in net loans outstanding from
------------------
$79,152,490 on December 31, 1997 to $81,061,769 on March 31, 1998.  This
increase is primarily due to an increasing customer base.

Deposits increased from $87,695,315 on December 31, 1997 to $89,024,834 on March 31, 1998. This increase, as in the increases in the loan portfolio, is due to an increase in customer base.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 1998, the Bank had $404,410 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $880,254 or 1.1% of net loans receivable at March 31, 1998 compared to $848,085 or 1.1% of net loans receivable at December 31, 1997. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $220,205 at March 31, 1998 compared to $204,070 at December 31, 1997.

Liquidity and Capital Resources
-------------------------------

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments, increased deposits and total institutional borrowing capacity.

Cash and interest-bearing deposits, when combined with investments, have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately twenty percent (20%) to twenty-five percent (25%) of total assets in cash, interest-bearing deposits and investments in order to satisfy the Company's need for liquidity and other short-term obligations.

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow up to $23,952,203 from the FHLB. The balance of its borrowings was $2,929,789 at March 31, 1998 and December 31, 1997, respectively.

At March 31, 1998, the Company and the Bank had core capital of approximately 7.72% and 7.75% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

Other
-----

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including First Community. The address is (http://www.sec.gov).

Year 2000
---------

Based on a preliminary study, the Company expects to spend approximately $15,000 to $25,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expended over the next two years to have a material effect on its financial position or results of operations.
The amount expensed in 1997 was immaterial.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
------      ----------------------------------------------------------

One of the actions undertaken by the Company's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of the Company's net interest spread to the adverse impact of volatile interest rates by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The difference between maturity of assets and maturity of liabilities is measured by the interest-rate gap.

At March 31, 1998, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 22.87%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .57% at March 31, 1998 and .42% at December 31, 1997.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense. A substantial amount of deposits have been obtained on a bid basis and those deposits have increased from $10,519,000 at December 31, 1997 to $10,971,000 at March 31, 1998.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                          At March 31, 1998 Maturing or Repricing
                                                  -----------------------------------------------------
                                                     One
                                                     Year        1 - 3      3 - 5     Over 5
                                                   or Less       Years      Years      Years     Total
                                                  -----------------------------------------------------
                                                                   (Dollars in 000's)
Interest-earning assets:
     Adjustable rate mortgages                    $ 12,667    $  3,850    $  4,448   $    124  $ 21,089
     Fixed rate mortgages                            3,971       2,115       1,973      8,835    16,894
     Commercial loans                               12,516       1,596         870        238    15,220
     Consumer loans                                  7,942      11,928       4,496      1,120    25,486
     Tax-exempt loans and leases                        24                              3,229     3,253
     Investments                                     1,630       1,116         220      1,069     4,035
     FHLB stock                                        778                                          778
     Interest-bearing deposits                      10,545                                       10,545
                                                  -----------------------------------------------------
          Total interest-earning
          assets                                    50,073      20,605      12,007     14,615    97,300
                                                  -----------------------------------------------------
Interest-bearing liabilities:
     Fixed maturity deposits                        37,581      14,144       2,007         26    53,758
     Other deposits                                 35,267                                       35,267
     FHLB advances                                     177         794       1,725        234     2,930
                                                  -----------------------------------------------------
          Total interest-bearing
          liabilities                               73,025      14,938       3,732        260    91,955
Excess (deficiency) of interest-
earning assets over interest-
bearing liabilities                                (22,952)      5,667       8,275     14,355     5,345

Cumulative excess (deficiency)
of interest-earning assets over
interest-bearing liabilities                       (22,952)    (17,285)     (9,010)     5,345

Cumulative ratio at March 31,
1998 as a percent of total assets                   (22.87)%    (17.22)%     (8.98)%     5.33%

The following table provides information about the Registrant's significant financial instruments at March 31, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                                                        Maturing in years ending March 31,
                            ---------------------------------------------------------------------------
                                                                                             Fair Value
                               999    2000    2001    2002    2003   Thereafter   Total
                            ---------------------------------------------------------------------------
Assets
------
  Investment securities
  available for sale

    Fixed rate              $   985  $  650  $  100  $  115  $  100    $  777    $ 2,727       $ 2,727
     Average interest rate    9.82%   9.88%   9.10%   8.97%   9.75%    10.10%      9.84%

  Investment securities
  held to maturity

    Fixed rate                 645      266     100       5               292     1,308          1,333
     Average interest rate   5.39%    6.39%   6.85%   7.12%             7.18%     6.11%

  Loans
    Fixed rate              15,083    7,781   6,383   4,221   2,433    13,388    49,289         50,018
     Average interest rate   9.55%    9.29%   9.06%   8.83%   8.68%     8.14%     8.95%

    Variable rate            9,696    2,055   1,174   2,006   1,193    16,529    32,653         33,004
     Average interest rate   9.68%   10.06%   9.27%   9.85%   9.56%     8.89%     9.30%

Liabilities
-----------
  Deposits
    NOW, Money Market
    and Savings Deposits

    Variable rate           35,267                                               35,267         35,267
     Average interest rate   3.60%                                                3.60%

    Certificates of Deposit

    Fixed rate              37,581   11,284   2,860     833   1,174        26    53,758         53,968
     Average interest rate   5.92%    6.04%   6.09%   5.95%   6.14%     6.10%     5.96%

  FHLB Advances
    Fixed rate                 177      156     638     122   1,603       234     2,930          2,926
     Average interest rate   6.01%    6.01%   6.05%   6.01%   5.77%     5.85%     5.90%

                        Part II - Other Information

Item 1.          Legal Proceedings.
-------          ------------------
                 None.

Item 2.          Changes in Securities.
-------          ----------------------
                 Not applicable.

Item 3.          Defaults upon Senior Securities.
-------          --------------------------------
                 Not applicable.

Item 4.          Submission of Matters to a Vote by Security Holders.
-------          ----------------------------------------------------
                 None.

Item 5.          Other Information.
-------          ------------------
                 None.

Item 6.          Exhibits and Reports on Form 8-K.
-------          ---------------------------------
                 (a)   Exhibit 27 Financial Data Schedule.
                 (b) No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST COMMUNITY BANCSHARES, INC.

                                                By: /s/ Albert R. Jackson III
                                                    -------------------------
                                                Albert R. Jackson III
                                                Chief Executive Officer,
                                                Chief Financial  Officer,
                                                Director and Secretary


May 14, 1998