Form 10-Q
period 1998-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1998-08-13
CIK 877987

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  0-19618

                       FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

Indiana                                                             35-1833586
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                             Identification No.)

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

                                      Yes   X         No
                                          -----          -----

Outstanding Shares of Common Stock on August 10, 1998:   989,848

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                                  FORM 10-Q

                                    INDEX
                                                                      Page No.
                                                                      --------

Forward Looking Statement..............................................   3

Part I. Financial Information:

  Item 1. Financial Statements:

          Consolidated Condensed Balance Sheet.........................   4

          Consolidated Condensed Statement of Income...................   5

          Consolidated Condensed Statement of Comprehensive Income ....   6

          Consolidated Condensed Statement of Changes
            in Stockholders' Equity....................................   7

          Consolidated Condensed Statement of Cash Flows...............   8

          Notes to Consolidated Condensed Financial Statements.........   9

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................  10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk...  12

Part II. Other Information:

  Item 1. Legal Proceedings............................................  15

  Item 2. Changes In Securities........................................  15

  Item 3. Defaults Upon Senior Securities..............................  15

  Item 4. Submission of Matters to a Vote of Security Holders..........  15

  Item 5. Other Information............................................  15

  Item 6. Exhibits and Reports on Form 8-K.............................  15

Signatures.............................................................  16

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

                        Part I.  Financial Information
                        -------

Item 1.    Financial Statements
-------    --------------------

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Condensed Balance Sheet
                                 (Unaudited)

                                                                  June 30,            December 31,
                                                                    1998                  1997
                                                                ----------------------------------
ASSETS
  Cash and due from banks                                       $  1,242,973          $   933,574
  Short-term interest-bearing deposits                             7,198,167           10,297,654
                                                                ----------------------------------
      Cash and cash equivalents                                    8,441,140           11,231,228
  Investment securities
      Available for sale                                           4,103,895            2,771,058
      Held to maturity                                             1,168,029            1,708,679
                                                                ----------------------------------
         Total investment securities                               5,271,924            4,479,737
  Loans                                                           86,995,467           80,000,575
      Allowance for loan losses                                     (912,357)            (848,085)
                                                                ----------------------------------
         Net Loans                                                86,083,110           79,152,490
  Premises and equipment                                           2,353,113            1,944,779
  Federal Home Loan Bank of Indianapolis stock, at cost              777,800              777,800
  Foreclosed real estate                                              14,550               78,636
  Interest receivable                                                756,106              700,079
  Other assets                                                       449,063              374,965
                                                                ----------------------------------

      Total assets                                              $104,146,806          $98,739,714
                                                                ==================================

LIABILITIES
  Deposits
      Noninterest-bearing                                       $  6,636,970          $ 7,623,814
      Interest-bearing                                            86,118,460           80,071,501
                                                                ----------------------------------
         Total deposits                                           92,755,430           87,695,315
  Federal Home Loan Bank of Indianapolis advances                  2,929,789            2,929,789
  Interest payable                                                   334,343              250,617
  Other liabilities                                                  196,553              313,987
                                                                ----------------------------------
      Total liabilities                                           96,216,115           91,189,708
                                                                ----------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock, no-par value
      Authorized and unissued - 1,000,000 shares
  Common stock, no-par value
      Authorized - 4,000,000 shares
      Issued and outstanding - 989,848 shares                      6,722,251            6,722,251
  Retained earnings and contributed capital                        1,182,482              794,796
  Accumulated other comprehensive income                              25,958               32,959
                                                                ----------------------------------
      Total stockholders' equity                                   7,930,691            7,550,006
                                                                ----------------------------------

      Total liabilities and stockholders' equity                $104,146,806          $98,739,714
                                                                ==================================

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Condensed Statement of Income
                                 (Unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                         ---------------------------------------------------------------
                                                             1998              1997              1998              1997
                                                         ---------------------------------------------------------------
Interest Income:
     Loans, including fees                               $1,879,631         $1,649,483      $3,680,570        $3,181,392
     Investment securities
         Taxable                                             75,013             39,933         132,608            85,177
         Tax exempt                                          19,443             29,067          37,045            58,450
     Interest-bearing time deposits                         112,308             79,219         213,462           121,110
     Dividends                                               15,513             15,223          32,182            31,471
                                                         ---------------------------------------------------------------
         Total interest income                            2,101,908          1,812,925       4,095,867         3,477,600
                                                         ---------------------------------------------------------------

Interest Expense:
     Deposits                                             1,091,937            909,858       2,128,026         1,724,352
     FHLB advances                                           44,913             36,940          87,295            72,043
                                                         ---------------------------------------------------------------
         Total interest expense                           1,136,850            946,798       2,215,321         1,796,395
                                                         ---------------------------------------------------------------

Net Interest Income                                         965,058            866,127       1,880,546         1,681,205
     Provision for loan losses                               69,000             57,000         129,000           111,000
                                                         ---------------------------------------------------------------
Net Interest Income After Provision for Loan Losses         896,058            809,127       1,751,546         1,570,205
                                                         ---------------------------------------------------------------

Other Income
     Trust fees                                               6,058              6,936          28,653            17,776
     Service charges on deposit accounts                     76,328             56,236         148,956           111,746
     Other operating income                                  11,073              3,082          20,076            10,357
                                                         ---------------------------------------------------------------
         Total other income                                  93,459             66,254         197,685           139,879
                                                         ---------------------------------------------------------------

Other Expenses
     Salaries and employee benefits                         344,073            298,820         651,932           586,534
     Premises and equipment                                  79,189             72,763         155,459           140,450
     Advertising                                             36,942             32,412          63,237            60,517
     Data processing fees                                    63,749             56,693         128,871           111,671
     Deposit insurance expense                               13,369             11,237          25,877            21,527
     Printing and office supplies                            28,633             17,967          56,200            35,566
     Legal and professional fees                             40,369             41,197          63,934            80,044
     Telephone expense                                       16,711             17,013          33,560            34,331
     Other operating expense                                103,785             83,873         194,615           154,967
                                                         ---------------------------------------------------------------
         Total other expenses                               726,820            631,975       1,373,685         1,225,607
                                                         ---------------------------------------------------------------

Income Before Income Tax                                    262,697            243,406         575,546           484,477
     Income tax expense                                      83,005             84,141         187,860           161,971
                                                         ---------------------------------------------------------------

Net Income                                               $  179,692         $  159,265      $  387,686        $  322,506
                                                         ===============================================================

Basic earnings per share                                 $      .18         $      .16      $      .39        $      .33
Diluted earnings per share                                      .18                .16             .39               .32

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
           Consolidated Condensed Statement of Comprehensive Income
                                 (Unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                         ------------------------------------------------------------
                                                           1998             1997             1998             1997
                                                         ------------------------------------------------------------
Net Income                                               $ 179,692        $ 159,265        $ 387,686        $ 322,506
Other comprehensive income, net of tax
      Holding gains (losses) on securities available
      for sale                                              (1,069)          20,421           (7,001)           9,893
                                                         ============================================================
 Comprehensive income                                    $ 178,623        $ 179,686        $ 380,685        $ 332,399
                                                         ============================================================


See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARY
     Consolidated Condensed Statement of Changes in Stockholders' Equity
                    For the Six Months Ended June 30, 1998
                                 (Unaudited)

                                                                         Retained
                                               Common Stock              Earnings         Accumulated
                                       -----------------------------       and               Other
                                          Shares                       Contributed       Comprehensive
                                        Outstanding        Amount        Capital            Income             Total
                                       ---------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1998                 989,848        $6,722,251    $   794,796        $  32,959          $7,550,006
                                                                           387,686                              387,686
    Net income for the period
    Holding losses on securities
       available for sale                                                                    (7,001)             (7,001)
                                       ---------------------------------------------------------------------------------

BALANCES, JUNE 30, 1998                   989,848        $6,722,251    $ 1,182,482        $  25,958          $7,930,691
                                       =================================================================================

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
                Consolidated Condensed Statement of Cash Flows
                                 (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ---------------------------------
                                                                                 1998                1997
                                                                             ---------------------------------
Operating Activities:
     Net income                                                              $   387,686          $   322,506
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Provision for loan losses                                               129,000              111,000
         Depreciation and amortization                                            67,212               62,496
         Investment securities amortization                                          699                3,243
         Net change in:
              Interest receivable                                                (56,027)             (46,902)
              Interest payable                                                    83,726                9,509
              Other assets                                                       (69,506)             (20,222)
              Other liabilities                                                 (117,434)             147,916
                                                                             ---------------------------------
                  Net cash provided by operating activities                      425,356              589,546
                                                                             ---------------------------------

Investing Activities:
     Proceeds from maturities of securities available for sale                    70,000              515,000
     Proceeds from paydowns and maturities of securities held to maturity        540,000               95,060
     Purchases of securities available for sale                               (1,414,479)
     Net changes in loans                                                     (7,052,170)          (8,031,105)
     Proceeds from sale of foreclosed real estate                                 56,636              123,167
     Purchases of property and equipment                                        (475,546)            (202,709)
                                                                             ---------------------------------
         Net cash used by investing activities                                (8,275,559)          (7,500,587)
                                                                             ---------------------------------

Financing Activities:
     Net change in:
         Noninterest-bearing, NOW and savings deposits                           752,392              412,476
         Certificates of Deposit                                               4,307,723            7,504,421
     Repayment of FHLB advances                                                                    (1,000,000)
     Cash dividends                                                                                   (94,282)
                                                                             ---------------------------------
         Net cash provided by financing activities                             5,060,115            6,822,615
                                                                             ---------------------------------

Net Decrease in Cash and Cash equivalents                                     (2,790,088)             (88,426)

Cash and Cash equivalents, Beginning of period                                11,231,228            7,034,571
                                                                             ---------------------------------

Cash and Cash equivalents, End of period                                     $ 8,441,140          $ 6,946,145
                                                                             =================================

Supplemental cash flow disclosures:
     Interest paid                                                           $ 2,131,595          $ 1,786,886
     Income taxes paid                                                           135,550              113,904


See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARY
             Notes to Consolidated Condensed Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI was incorporated on May 26, 1998 to hold and manage the real estate used by the Company and the Bank. At June 30, 1998, FCREMI had not commenced operations. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1997, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 1998, and for the six months ended June 30, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                  Three Months Ended                          Three Months Ended
                                                    June 30, 1998                               June 30, 1997
                                                    -------------                               -------------
                                                       Weighted                                    Weighted
                                                        Average     Per Share                       Average    Per Share
                                         Income          Shares       Amount          Income         Shares     Amount
                                         ------          ------       ------          ------         ------     ------
BASIC EARNINGS PER SHARE
      Income available to
       common shareholders             $  179,692        989,848    $     .18       $  159,265       989,848   $     .16
                                                                    ==========                                 =========

EFFECT OF DILUTIVE STOCK OPTIONS                          13,867                                      13,803
                                       --------------------------                   -------------------------
DILUTED EARNINGS PER SHARE
      Income available to
       common shareholders and
       assumed conversions             $  179,692      1,003,715    $     .18       $  159,265     1,003,651   $     .16
                                       =======================================      =====================================

                                                  Three Months Ended                          Three Months Ended
                                                    June 30, 1998                               June 30, 1997
                                                    -------------                               -------------
                                                       Weighted                                    Weighted
                                                        Average     Per Share                       Average    Per Share
                                         Income          Shares       Amount          Income         Shares     Amount
                                         ------          ------       ------          ------         ------     ------
BASIC EARNINGS PER SHARE
      Income available to
       common shareholders             $  387,686        989,848    $     .39       $  322,506       989,848   $     .33
                                                                    =========                                  =========

EFFECT OF DILUTIVE STOCK OPTIONS                          14,182                                      13,803
                                       -------------------------                    ------------------------
DILUTED EARNINGS PER SHARE
      Income available to
       common shareholders and
       assumed conversions             $  387,686      1,004,030    $     .39       $  322,506     1,003,651   $     .32
                                       ======================================       =====================================


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

Note 4: Subsequent Event
------------------------

On July 15, 1998 the Board of Directors approved the preparation and filing of a registration statement covering the issuance and sale of the following securities:

     - Rights to shareholders to purchase one (1) share for every ten (10) shares owned as of the Record Date, subject to a minimum offer and purchase of one hundred (100) shares of common stock, at a purchase price of $11.00 per share. It is contemplated that the Right will be exercisable for a ninety (90) day period following their issuance and subject to the minimum purchase requirement, will be freely transferable;

     -     Warrants to shareholders to purchase one (1) share for every ten
           (10) shares owned on the Record Date, subject to a minimum offer and purchase of one hundred (100) shares of Common Stock, with an exercise price of $11.00 per share. It is contemplated that the Warrants will be exercisable for a ninety (90) day period commencing September 1, 1999 and subject to the minimum purchase requirement, will be freely transferable; and

     - The offer and sale of up to $1 million in aggregate principal amount of convertible Notes. The Notes will be for a term of ten
           (10) years, bear interest at the rate of 7% per annum payable quarterly and, at the option of the holder, will be convertible to Common Stock of the Company at a conversion rate of $12.10 per share. The Notes will be sold in denominations of $10,000.00 and, subject to a minimum purchase requirement of one (1) Note, will be initially offered to existing shareholders on a pro rata basis.

The Company hopes to commence such offers and establish a Record date during the third quarter of 1998. However, there can be no assurance as to when, if ever, these offers can be made and the Board reserves the right to make material changes in the above terms and conditions.


Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
---------------------

Net income increased from $322,506 to $387,686 for the six months, and from $159,265 to $179,692 for the three months ending June 30, 1997 and 1998, respectively. Basic earnings per share increased from $.16 to $.18 for the three month period, and from $.33 to $.39 for the six month period ended June 30, 1997 and 1998, respectively. Net interest income increased from $1,681,205 to $1,880,546 for the six months, and from $866,127 to $965,058 for the three months, ended June 30, 1997 and 1998, respectively.

The increase in net income for both periods was primarily due to the increase in net interest income offset by general increases in other expense. The increase in net interest income for both periods was primarily due to increases in income on loans and short-term interest-bearing time deposits offset by an increase in interest expense on deposits. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities. Income from service charges on deposit accounts increased from $111,746 to $148,956 for the six months, and from $56,236 to $76,328 for the three months, ended June 30, 1997 and 1998, respectively. This increase was primarily due to an increase in the number of deposit accounts. The increases in other expenses were a direct result of the overall growth of the Bank. Income taxes increased $25,889 for the six months ended June 30, 1998, when compared to the same period in 1997, because of the increase in the Company's income before taxes of $91,069.

Balance Sheet
-------------

LOANS AND DEPOSITS. The Bank had an increase in net loans outstanding from $79,152,490 at December 31, 1997 to $86,083,110 at June 30, 1998. Deposits
increased from $87,695,315 at December 31, 1997 to $92,755,430 at June 30,
1998.

These increases in loans and deposits can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic area serviced;
(ii) increased per-household disposable income in the geographic area serviced; (iii) movement of the home office of one of the locally owned banks away from the city in which the Company is located; and (iv) the acquisition of certain local financial institutions by larger national and regional banks and the preference of certain individuals in the service area for dealing with a locally owned institution.

On May 26, 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. ("FCREMI") whose purpose is to purchase and lease back to the Bank properties currently owned by the Bank thereby allowing the Bank to expand its branching network. To that end, on July 15, 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of the Bank's Bargersville branch office at 210
E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. The Bank will make monthly lease payments to FCREMI as lessee of these locations. These lease payments will be sufficient to service the debt.

CLASSIFICATION OF ASSETS, ALLOWANCE FOR LOAN LOSSES, AND NONPERFORMING LOANS. The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 1998, the Bank had $785,881 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $912,357 or 1.1% of net loans receivable at June 30, 1998 compared to $848,085 or 1.1% of net loans receivable at December 31, 1997. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $236,241 at June 30, 1998 compared to $204,070 at December 31, 1997.

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow up to $26,348,732 from the FHLB. The balance of its borrowings was $2,929,789 at June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998, the Company and the Bank had core capital of approximately 7.45% and 7.61% respectively. Both institutions had risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

Other
-----

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including First Community. The address is (http://www.sec.gov).

Year 2000
---------

The Company, like most companies, faces a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has begun the process of identifying the changes required to computer programs and hardware. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance. The bulk of the Company's computer processing is provided under contract by Computer Services, Inc. ("CSI"). CSI has advised the Company that it expects to be in year 2000 compliance by December 31, 1998. The Company is requiring all software and systems vendors to represent that the services and products provided are, or will be, year 2000 compliant, and will be testing compliance. The Company expects to complete testing by March 31, 1999.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

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

At June 30, 1998, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 23.52%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .77% at June 30, 1998 and .42% at December 31, 1997.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense. However, a substantial amount of deposits have been obtained on a bid basis and those deposits have increased from $10,519,000 at December 31, 1997 to $12,729,000 at June 30, 1998.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                         At June 30, 1998 Maturing or Repricing
                                           ------------------------------------------------------------------

                                           One Year        1 - 3          3 - 5         Over 5
                                           or Less         Years          Years          Years         Total
                                           ------------------------------------------------------------------
                                                                   (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages               $ 13,329      $  3,595        $ 4,711        $   110      $ 21,745
   Fixed rate mortgages                       4,493         2,226          2,166         10,511        19,396
   Commercial loans                          13,124         1,645            825            573        16,167
   Consumer loans                             8,733        11,697          4,883          1,125        26,438
   Tax-exempt loans and leases                   28                                       3,221         3,249
   Investments                                1,622         1,362            744          1,544         5,272
   FHLB stock                                   778                                                       778
   Interest-bearing deposits                  7,198                                                     7,198
                                           ------------------------------------------------------------------
       Total interest-earning assets
                                             49,305        20,525         13,329         17,084       100,243
                                           ------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                   43,557        10,292          2,179             26        56,054
   Other deposits                            30,064                                                    30,064
   FHLB advances                                177           794          1,725            234         2,930
                                           ------------------------------------------------------------------
       Total interest-bearing liabilities    73,798        11,086          3,904            260        89,048
                                           ------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities   $(24,493)     $  9,439        $ 9,425        $16,824      $ 11,195
                                           =========     ========        =======        =======      ========
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities               $(24,493)     $(15,054)       $(5,629)       $11,195

Cumulative ratio at June 30, 1998 as a       (23.52)%      (14.45)%        (5.40)%        10.75%
percent of total assets

The following table provides information about the Registrant's significant financial instruments at June 30, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                                                                     Maturing in years ending June 30,
                                    ---------------------------------------------------------------------------------------------
                                      1999        2000        2001        2002        2003     Thereafter     Total    Fair Value
                                    ---------------------------------------------------------------------------------------------
Assets
------
  Investment securities
  available for sale
      Fixed rate                    $  1,066    $    820    $    222    $    309    $    435    $  1,252    $  4,104    $  4,104
        Average interest rate           9.74%       9.27%       7.65%       7.03%       7.06%       8.28%       8.60

    Investment securities held
    to maturity
      Fixed rate                    $    556    $    215    $    105                            $    292    $  1,168    $  1,192
        Average interest rate           5.84%       6.72%       6.86%                               6.85%       6.35%

    Loans
      Fixed rate                    $ 16,213    $  8,035    $  6,785    $  4,766    $  2,634    $ 14,947    $ 53,380    $ 54,129
        Average interest rate           9.51%       9.24%       9.01%       8.80%       8.60%       7.52%       8.74%
      Variable rate                 $  8,774    $  2,223    $  2,037    $  1,909    $  1,119    $ 17,553    $ 33,615    $ 33,972
        Average interest rate          10.14%       9.55%       9.37%       9.73%       9.64%       8.78%       9.30%

Liabilities
-----------
  Deposits
    NOW, Money Market and
    Savings Deposits
      Variable rate                 $ 30,064                                                                $ 30,064    $ 30,064
        Average interest rate           3.75%                                                                   3.75%
    Certificates of Deposit
      Fixed rate                    $ 43,557    $  8,714    $  1,578    $    514    $  1,665    $     26    $ 56,054    $ 56,263
        Average interest rate           5.87%       5.99%       5.89%       6.03%       6.07%       6.10%       5.90%

FHLB Advances
      Fixed rate                   $     177    $    156    $   638     $    122    $  1,603    $    234    $  2,930    $  2,932
        Average interest rate           6.01%       6.01%      6.05%        6.01%       5.77%       5.85%       5.87%

                         Part II - Other Information

Item 1.    Legal Proceedings.
-------    ------------------
           None.

Item 2.    Changes in Securities and Use of Proceeds.
-------    ------------------------------------------
           On May 20, 1998, all directors of the Company except Albert R. Jackson, III, were granted Options to purchase 1,000 shares of common stock of the Company at a purchase price of $11.00 per share. These Options vested at the time of grant and expire May 20, 2008. The Options were granted in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults upon Senior Securities.
-------    --------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote by Security Holders.
-------    ----------------------------------------------------
           On May 20, 1998, the Company held its annual meeting of the shareholders. A total of 951,606 shares were represented in person or by proxy at the meeting. Albert R. Jackson, Jr. was elected to the Board of Directors for a three-year term expiring in 2001. 900,639 shares were voted in favor of the election of the nominee, 2,912 shares were voted against the nominee and there were 2,268 abstentions or broker non-votes. Eugene Morris was elected to the Board of Directors for a three-year term expiring in 2001. 900,460 shares were voted in favor of the election of the nominee, 3,091 shares were voted against the nominee and there were 2,268 abstentions or broker non-votes. Continuing Directors include Frank Neese and Roy Martin Umbarger whose terms expire in 1999 and Merrill M. Wesemann and Albert R. Jackson, III whose terms expire in 2000.

           The shareholders approved the Board of Directors' interpretation of the Company's 1992 Stock Option Plan (the "1992 Plan") which allows retired director, Walter Umbarger, to purchase 15,420 shares of common stock at an exercise price of $5.54 per share. 899,226 shares were voted in favor of the Board's interpretation of the 1992 Plan, 40,861 were voted against and there were 11,519 abstentions or broker non-votes.

Item 5.    Other Information.
-------    ------------------
           None.

Item 6.    Exhibits and Reports on Form 8-K.
-------    --------------------------------
           (a)   Exhibit 27  Financial Data Schedule.
           (b) No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST COMMUNITY BANCSHARES, INC.

                                      By: /s/ Albert R. Jackson III
                                          ------------------------------------
                                          Albert R. Jackson III
                                          Chief Executive Officer,
                                          Chief Financial Officer, Director
                                          and Secretary


August 13, 1998