Form 10-Q
period 1998-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1998-11-16
CIK 877987

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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

                                                  Yes   X        No
                                                      -----         -----

Outstanding Shares of Common Stock on November 12, 1998:   1,005,268

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX
                                                                        Page No.
                                                                        --------
Forward Looking Statement..................................................  3

Part I. Financial Information:

     Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheet.....................  4

                  Consolidated Condensed Statement of Income...............  5

                  Consolidated Condensed Statement of Comprehensive Income   6

                  Consolidated Condensed Statement of Changes
                           in Stockholders' Equity.........................  7

                  Consolidated Condensed Statement of Cash Flows...........  8

                  Notes to Consolidated Condensed Financial Statements.....  9

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................... 11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk... 15

Part II.  Other Information:

     Item 1. Legal Proceedings............................................. 18

     Item 2. Changes In Securities......................................... 18

     Item 3. Defaults Upon Senior Securities............................... 18

     Item 4. Submission of Matters to a Vote of Security Holders........... 18

     Item 5. Other Information............................................. 18

     Item 6. Exhibits and Reports on Form 8-K.............................. 18

Signatures................................................................. 19

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

                         Part I.  Financial Information
                         -------
Item 1.           Financial Statements
-------           --------------------

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)

                                                                      September 30,        December 31,
                                                                          1998                 1997
                                                                   --------------------------------------
ASSETS
     Cash and due from banks                                        $    1,512,237      $       933,574
     Short-term interest-bearing deposits                                5,517,480           10,297,654
                                                                   --------------------------------------
         Cash and cash equivalents                                       7,029,717           11,231,228
     Investment securities
         Available for sale                                              5,590,355            2,771,058
         Held to maturity                                                1,032,736            1,708,679
                                                                   --------------------------------------
              Total investment securities                                6,623,091            4,479,737
     Loans                                                              88,205,903           80,000,575
         Allowance for loan losses                                        (982,834)            (848,085)
                                                                   --------------------------------------
              Net Loans                                                 87,223,069           79,152,490
     Premises and equipment                                              2,744,381            1,944,779
     Federal Home Loan Bank of Indianapolis stock, at cost                 777,800              777,800
     Foreclosed real estate                                                 90,000               78,636
     Interest receivable                                                   861,440              700,079
     Other assets                                                          514,760              374,965
                                                                   --------------------------------------

         Total assets                                                $ 105,864,258         $ 98,739,714
                                                                   ======================================

LIABILITIES
     Deposits
         Noninterest-bearing                                        $    7,207,106       $    7,623,814
         Interest-bearing                                               86,289,057           80,071,501
                                                                   --------------------------------------
              Total deposits                                            93,496,163           87,695,315
     Federal Home Loan Bank of Indianapolis advances                     2,833,613            2,929,789
     Other borrowings                                                      798,966
     Interest payable                                                      265,815              250,617
     Other liabilities                                                     231,783              313,987
                                                                   --------------------------------------
         Total liabilities                                              97,626,340           91,189,708
                                                                   --------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,005,268 and 989,848 shares           6,841,027            6,722,251
     Retained earnings and contributed capital                           1,362,991              794,796
     Accumulated other comprehensive income                                 33,900               32,959
                                                                   --------------------------------------
         Total stockholders' equity                                      8,237,918            7,550,006
                                                                   --------------------------------------

         Total liabilities and stockholders' equity                  $ 105,864,258        $  98,739,714
                                                                   ======================================

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                  (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                         ---------------------------------------------------------------------
                                                               1998              1997              1998              1997
                                                         ---------------------------------------------------------------------
Interest Income:
     Loans, including fees                                 $ 1,951,845       $ 1,777,802        $ 5,632,415      $ 4,959,194
     Investment securities
         Taxable                                                60,951            47,297            193,559          132,474
         Tax exempt                                             55,776            25,928             92,821           84,378
     Interest-bearing time deposits                             66,678            52,515            280,140          173,625
     Dividends                                                  15,743            16,174             47,925           47,645
                                                         ---------------------------------------------------------------------
         Total interest income                               2,150,993         1,919,716          6,246,860        5,397,316
                                                         ---------------------------------------------------------------------

Interest Expense:
     Deposits                                                1,095,113           963,204          3,223,139        2,687,556
     FHLB advances                                              43,943            20,189            131,238           92,232
     Other borrowings                                           12,363                               12,363
                                                         ---------------------------------------------------------------------
         Total interest expense                              1,151,419           983,393          3,366,740        2,779,788
                                                         ---------------------------------------------------------------------

Net Interest Income                                            999,574           936,323          2,880,120        2,617,528
     Provision for loan losses                                 (75,000)          (69,000)          (204,000)        (180,000)
                                                         ---------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses            924,574           867,323          2,676,120        2,437,528
                                                         ---------------------------------------------------------------------

Other Income
     Trust fees                                                  2,407             6,715             31,060           24,491
     Service charges on deposit accounts                        76,679            56,984            225,635          168,730
     Other operating income                                      4,789            23,906             24,865           34,263
                                                         ---------------------------------------------------------------------
         Total other income                                     83,875            87,605            281,560          227,484
                                                         ---------------------------------------------------------------------

Other Expenses
     Salaries and employee benefits                            365,774           307,468          1,017,706          894,002
     Premises and equipment                                     80,030            79,911            235,489          220,361
     Advertising                                                30,360            36,290             93,597           96,807
     Data processing fees                                       78,284            79,822            207,155          191,493
     Deposit insurance expense                                  13,349            11,475             39,226           33,002
     Printing and office supplies                               23,379            23,276             79,579           58,842
     Legal and professional fees                                32,461            17,492             96,395           97,536
     Telephone expense                                          17,844            18,003             51,404           52,334
     Other operating expense                                   110,764            71,780            305,379          226,747
                                                         ---------------------------------------------------------------------
         Total other expenses                                  752,245           645,517          2,125,930        1,871,124
                                                         ---------------------------------------------------------------------

Income Before Income Tax                                       256,204           309,411            831,750          793,888
     Income tax expense                                         75,695           104,185            263,555          266,156
                                                         ---------------------------------------------------------------------

Net Income                                                  $  180,509      $    205,226         $  568,195       $  527,732
                                                         =====================================================================

Basic earnings per share                                    $      .18      $        .21         $      .57       $      .53

Diluted earnings per share                                         .18               .20                .57              .53

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                  (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                           -------------------------------------------------------------------
                                                                1998             1997             1998             1997
                                                           -------------------------------------------------------------------
Net Income                                                    $   180,509    $   205,226        $   568,195      $  527,732
Other comprehensive income, net of tax
      Holding gains on securities available for sale,
      net of tax of $5,209, $10,841, $617, and $17,330              7,943         16,529                941          26,422
                                                           -------------------------------------------------------------------
 Comprehensive income                                         $   188,452    $   221,755        $   569,136      $  554,154
                                                           ===================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
      Consolidated Condensed Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 1998
                                  (Unaudited)

                                                                          Retained
                                             Common Stock                 Earnings            Accumulated
                                   ---------------------------------         and                 Other
                                        Shares                           Contributed         Comprehensive
                                     Outstanding         Amount            Capital              Income             Total
                                   ------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1998              989,848         $6,722,251        $   794,796          $  32,959          $7,550,006

    Net income for the period                                                568,195                                568,195
    Holding gains on securities
       available for sale                                                                           941                 941
    Exercise of stock options           15,420             85,427                                                    85,427
    Tax benefit of stock options
       exercised                                           33,349                                                    33,349
                                   ------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1998         1,005,268         $6,841,027        $ 1,362,991          $  33,900          $8,237,918
                                   ==========================================================================================

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                              -------------------------------------
                                                                                    1998                1997
                                                                              -------------------------------------
Operating Activities:
     Net income                                                               $     568,195        $     527,732
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Provision for loan losses                                                  204,000              180,000
         Depreciation and amortization                                              110,758              101,396
         Investment securities amortization                                          10,021                3,913
         Net change in:
              Interest receivable                                                  (161,361)             (98,104)
              Interest payable                                                       15,198               33,505
              Other assets                                                         (140,414)              (1,519)
              Other liabilities                                                     (48,855)             242,267
                                                                              -------------------------------------
                  Net cash provided by operating activities                         557,542              989,190
                                                                              -------------------------------------

Investing Activities:
     Proceeds from maturities of securities available for sale                      420,000              615,000
     Proceeds from paydowns and maturities of securities held to maturity           675,000              583,248
     Purchases of securities available for sale                                  (3,246,815)            (500,000)
     Net changes in loans                                                        (8,356,826)         (11,777,435)
     Proceeds from sale of foreclosed real estate                                    70,883              123,167
     Purchases of property and equipment                                           (910,360)            (257,913)
                                                                              -------------------------------------
         Net cash used by investing activities                                  (11,348,118)         (11,213,933)
                                                                              -------------------------------------

Financing Activities:
     Net change in:
         Noninterest-bearing, NOW and savings deposits                            2,306,367            1,273,526
         Certificates of Deposit                                                  3,494,481            9,327,993
     Repayment of FHLB advances                                                     (96,176)          (1,108,144)
     Proceeds from other borrowings                                                 800,000
     Repayment of other borrowings                                                   (1,034)
     Stock options exercised                                                         85,427
     Cash dividends                                                                                      (94,282)
                                                                              -------------------------------------
         Net cash provided by financing activities                                6,589,065            9,399,093
                                                                              -------------------------------------

Net Decrease in Cash and Cash equivalents                                        (4,201,511)            (825,650)

Cash and Cash equivalents, Beginning of period                                   11,231,228            7,034,571
                                                                              -------------------------------------

Cash and Cash equivalents, End of period                                       $  7,029,717        $   6,208,921
                                                                              =====================================

Supplemental cash flow disclosures:
     Interest paid                                                             $  3,351,542        $   2,746,283
     Income taxes paid                                                               81,470              139,904

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                               September 30, 1998
                                  (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI was incorporated on May 26, 1998 to hold and manage the real estate used by the Company and the Bank and commenced operation in July 1998. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1997, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 1998, and for the nine months ended September 30, 1998 and 1997, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                 Three Months Ended                           Three Months Ended
                                                 September 30, 1998                           September 30, 1997
                                                 ------------------                           ------------------
                                                     Weighted                                      Weighted
                                                      Average        Per Share                     Average        Per Share
                                      Income          Shares           Amount      Income           Shares          Amount
                                    ----------       ---------      -----------  ----------       ----------     -----------
Basic earnings per share
      Income available to
       common shareholders           $ 180,509         991,524         $ .18      $ 205,226       989,848           $ .21
                                                                     ========                                   ==========

Effect of dilutive stock options                        13,365                                     13,803
                                    -------------------------------              ----------------------------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                   $ 180,509       1,004,889         $ .18       $205,226     1,003,651           $ .20
                                    =========================================    =========================================

                                                 Nine Months Ended                            Nine Months Ended
                                                 September 30, 1998                           September 30, 1997
                                                 ------------------                           ------------------
                                                     Weighted                                      Weighted
                                                      Average        Per Share                     Average        Per Share
                                      Income          Shares           Amount      Income           Shares          Amount
                                    ----------       ---------      -----------  ----------       ----------     -----------
Basic earnings per share
      Income available to
       common shareholders           $ 568,195         990,413         $ .57       $ 527,732      989,848           $ .53
                                                                     ========                                   ==========

Effect of dilutive stock options                        13,910                                     13,803
                                    -------------------------------              ----------------------------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                   $ 568,195       1,004,323         $ .57       $ 527,732    1,003,651           $ .53
                                    =========================================    =========================================


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

Note 4: Debt, Rights and Warrants Offerings
-------------------------------------------

On July 15, 1998 the Board of Directors approved the issuance and sale of the following securities:

     -        Rights to shareholders to purchase one (1) share for every ten
              (10) shares owned as of October 29, 1998, the record date, subject to a minimum offer and purchase of one hundred (100) shares of common stock, at a purchase price of $11.00 per share. The rights will be exercisable for a ninety (90) day period expiring on January 29, 1999 following their issuance and subject to the minimum purchase requirement, will be freely transferable;

     -        Warrants to shareholders to purchase one (1) share for every ten
              (10) shares owned on October 29, 1998, the record date, subject to a minimum offer and purchase of one hundred (100) shares of Common Stock, with an exercise price of $11.00 per share. The warrants will be exercisable for a ninety (90) day period commencing on September 15, 1999 and expiring on December 13, 1999 and subject to the minimum purchase requirement, will be freely transferable; and

     - The offer and sale of up to $1 million in aggregate principal amount of unsecured convertible notes. The notes will be due December 31, 2008, bear interest at the rate of 7% per annum payable quarterly commencing December 31, 1998, and, at the option of the holder, will be convertible to common stock of the Company at a conversion rate of

              $12.10 per share. The notes will be sold in denominations of $10,000 and, subject to a minimum purchase requirement of one (1) note, may initially be offered to existing shareholders.

The Company commenced such offers on October 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Results of Operations
---------------------

Net income increased from $528,000 to $568,000 for the nine months, and decreased from $205,000 to $181,000 for the three months ending September 30, 1997 and 1998, respectively. Basic earnings per share decreased from $.21 to $.18 for the three month period, and increased from $.53 to $.57 for the nine month period ended September 30, 1997 and 1998, respectively. Net interest income increased from $2.6 million to $2.9 million for the nine months, and from $936,000 to $1.0 million for the three months, ended September 30, 1997 and 1998, respectively.

The increase in net income for the nine month period was primarily due to the increase in net interest income offset by general increases in other expense. The decrease in net income for the three month period was primarily due to general increases in other expense, which includes increased salary and employee benefit expenses as a result of hiring additional employees because of our growth including the opening of an additional branch facility in North Vernon, Indiana. The increase in net interest income for both periods was primarily due to increases in income on loans and short-term interest-bearing time deposits offset by an increase in interest expense on deposits. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities as discussed below. Income from service charges on deposit accounts increased from $169,000 to $226,000 for the nine months, and from $57,000 to $77,000 for the three months, ended September 30, 1997 and 1998, respectively. This increase was primarily due to an increase in the number of deposit accounts. The increases in other expenses were a direct result of the overall growth of the Bank. Income taxes decreased $3,000 for the nine months ended September 30, 1998, when compared to the same period in 1997, because of an increase in the Company's tax exempt securities portfolio.

Balance Sheet
-------------

Loans and Deposits The Bank had an increase in net loans outstanding from $79.2 million at December 31, 1997 to $87.2 million at September 30, 1998. Deposits increased from $87.7 million at December 31, 1997 to $93.5 million at September 30, 1998.

These increases in loans and deposits can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic areas serviced; (ii) increased per-household disposable income in the geographic area serviced; (iii) movement of the home office of one of the locally owned banks away from the city in which the Company is located; and (iv) the acquisition of certain local financial institutions by larger national and regional banks and the preference of certain individuals in the service area for dealing with a locally owned institution.

On May 26, 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. ("FCREMI") whose purpose is to purchase and lease back to the Bank properties currently owned by the Bank thereby allowing the Bank to expand its branching network. To that end, on July 15, 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of the Bank's Bargersville branch office at 210 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. The Bank makes monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 1998, the Bank had $1.5 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $983,000 or 1.1 % of net loans receivable at September 30, 1998 compared to $848,000 or 1.1% of net loans receivable at December 31, 1997. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $145,000 at September 30, 1998 compared to $204,000 at December 31, 1997.

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $2.9 million at September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998, the Bank had core capital of approximately 7.8% and risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

On October 30, 1998, the Company issued rights and warrants to shareholders to purchase one share of common stock of the Company for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights are exercisable until January 29, 1999 and the warrants will not become exercisable until September 15, 1999. The net proceeds to the Company from the sale of the stock, after deducting the expenses, is expected to be $1.4 million if all of the rights are exercised. The purpose of the rights offering is to raise additional capital of $1.2 million for the Bank to support additional growth and $200,000 for general corporate purposes.

In addition, on October 30, 1998, the Company commenced the offer and sale up to $1 million in unsecured convertible notes. The notes will be due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Company at the conversion price of $12.10 per share. The net proceeds of this offering will be used to provide capital to FCREM to acquire and lease branch facilities to the Bank and to provide additional capital to the Bank to support asset growth.

Accounting Matters
------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise in June 1997. It establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

This standard is effective for financial statement periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Due to recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on the Company's future financial statement disclosures.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The primary assets and liabilities of the company are monetary in nature. Consequently, interest rates generally have a more significant impact on performance than the effects of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services. In a period of rapidly rising interest rates, the liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Other
-----

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Year 2000
---------

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. The Company is addressing the potential problems associated with the possibility that the computers which control its systems, facilities and infrastructure may not be programmed to read four-digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which could cause computer systems to generate erroneous data or to fail.

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of September 30, 1998, the Company has completed an inventory of all hardware and software systems and has made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. The Company has been informed that its primary service provider anticipates that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. The Company expects to complete testing by March 31, 1999.

The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently the Company is dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. Most of the Company's vendors have provided responses as to where they stand regarding Year 2000 readiness. Those who have not responded to the Company's status requests are being contacted again. Depending on the responses received from the third party vendors, the Company will make decisions as to whether to continue those relationships or to search for new providers of those services.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could be affected by the Year 2000 problems affecting any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting the borrower. Selected borrowers have been sent questionnaires to assess their readiness. The Company is still in the process of collecting that information.

At this time, it is estimated that costs associated with Year 2000 issues will be approximately $15,000 to $25,000 from 1998 through 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, program and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its financial position and results of operation could be adversely impacted. Amounts expensed in fiscal 1997 were immaterial.

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

The Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 24.05% at September 30, 1998. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was 1.2% at September 30, 1998 and .42% at December 31, 1997.

The primary goal in the management of liabilities is to increase core deposit relationships and therefore improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at September 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                          At September 30, 1998 Maturing or Repricing
                                          -----------------------------------------------------------------------------

                                              One Year          1 - 3           3 - 5           Over 5
                                               or Less          Years           Years           Years           Total
                                          -----------------------------------------------------------------------------
                                                                       (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                    $13,735        $ 4,194         $ 4,466                         $22,395
   Fixed rate mortgages                           4,807          2,184           2,178         $11,366          20,535
   Commercial loans                              12,185          1,741           1,201             241          15,368
   Consumer loans                                10,640         10,939           4,264             570          26,413
   Tax-exempt loans and leases                                      17                           3,478           3,495
   Investments                                    1,422          1,597           1,412           2,192           6,623
   FHLB stock                                       778                                                            778
   Interest-bearing deposits                      5,517                                                          5,517
                                          -----------------------------------------------------------------------------
       Total interest-earning assets             49,084         20,672          13,521          17,847         101,124
                                          -----------------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       43,319          9,040           2,855              27          55,241
   Other deposits                                31,048                                                         31,048
   FHLB advances                                    166            776           1,892                           2,834
   Other borrowings                                   8             17              20             754             799
                                          -----------------------------------------------------------------------------
       Total interest-bearing                    74,541          9,833           4,767             781          89,922
       liabilities
                                          -----------------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities       $(25,457)      $ 10,839          $8,754        $ 17,066        $ 11,202
                                               =========      ========          ======        ========        ========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   $(25,457)      $(14,618)       $ (5,864)       $ 11,202
Cumulative ratio at September 30, 1998
as a percent of total assets                     (24.05)%       (13.81)%         (5.54)%         10.58%

The following table provides information about the Registrant's significant financial instruments at September 30, 1998 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                                                             Maturing in years ending September 30,
                                   -------------------------------------------------------------------------------------------

                                      1999        2000      2001       2002      2003   Thereafter      Total     Fair Value
                                   -------------------------------------------------------------------------------------------
                                                              (Dollars in 000's)
Assets
  Investment securities
  available for sale
      Fixed rate                      $ 966       $ 574     $ 738      $ 814     $ 598     $ 1,900      $5,590      $ 5,590
        Average interest rate        10.24%       8.63%     5.60%      6.05%     6.73%       7.36%       7.51%
    Investment securities held
    to maturity
      Fixed rate                      $ 456       $ 180     $ 105                            $ 292      $1,033       $1,060
        Average interest rate         5.57%       6.72%     6.87%                            7.18%       6.36%
    Loans
      Fixed rate                    $16,008      $8,012   $ 6,552    $ 4,653   $ 2,515     $15,653     $53,393      $54,173
        Average interest rate         9.48%       9.21%     8.97%      8.74%     8.47%       7.87%       8.79%
      Variable rate                 $10,110      $2,225   $ 2,657    $ 1,015   $ 1,048     $17,758     $34,813      $35,140
        Average interest rate         9.96%       9.76%     9.73%      9.43%     9.39%       8.75%       9.28%

Liabilities
  Deposits
    NOW, SNOW and Savings
    Deposits
      Variable rate                 $31,048                                                            $31,048      $31,048
        Average interest rate         3.82%                                                              3.82%
    Certificates of Deposit
      Fixed rate                    $43,319     $ 6,274   $ 1,957      $ 540   $ 3,314       $  27     $55,241      $55,408
        Average interest rate         5.69%       5.96%     5.94%      6.15%     5.97%       6.10%       5.75%
FHLB Advances
      Fixed rate                      $ 166       $ 147     $ 629      $ 114   $ 1,778                 $ 2,834      $ 2,878
        Average interest rate         6.02%       6.02%     6.05%      6.02%     5.78%                   5.88%

Other Borrowings
      Variable rate                    $  8        $  8      $  9       $ 10      $ 10       $ 754       $ 799        $ 799
        Average interest rate         7.38%       7.38%     7.38%      7.38%     7.38%       7.38%       7.38%

                          Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities and Use of Proceeds.
-------           ------------------------------------------
                  On September 21, 1998, Walter Umbarger exercised his option to purchase 15,420 shares of common stock of the Company at $5.54 per share. Mr. Umbarger is a former director of the Company. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.

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
                  (a)     Exhibit 27   Financial Data Schedule.
                  (b) No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FIRST COMMUNITY BANCSHARES, INC.

November 16, 1998                          By: /s/ Albert R. Jackson III
                                              -----------------------------
                                              Albert R. Jackson III
                                              Chief Executive Officer




November 16, 1998                          By: /s/ Linda J. Janesik
                                              -----------------------------
                                              Linda J. Janesik
                                              Chief Financial Officer