Form 10-K
period 1998-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1999-03-31
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of March 18, 1999 $7,426,000
                                                                ----------
Shares of common stock outstanding as of March 18, 1999:        $1,021,448
                                                                ----------
                       DOCUMENT INCORPORATED BY REFERENCE.

The Registrant's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated by reference into Part III of this report.

                           FORM 10-K TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Forward Looking Statement ..................................................3

PART I
Item  1.  Business..........................................................3
Item  2.  Properties.......................................................12
Item  3.  Legal Proceedings................................................12
Item  4.  Submission of Matters to a Vote of Security Holders..............12

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
              Matters......................................................13
Item  6.  Selected Financial Data..........................................14
Item  7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........24
Item  8.  Financial Statements and Supplementary Data......................24
Item  9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.........................................24

PART III

Item 10.  Directors and Executive Officers of the Registrant...............24
Item 11.  Executive Compensation...........................................24
Item 12.  Security Ownership of Certain Beneficial Owners and Management...24
Item 13.  Certain Relationships and Related Transactions...................24

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..25
Signatures.................................................................27

                            FORWARD LOOKING STATEMENT

This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Registrant (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Registrant. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

                                     PART I

Item 1.  Business

General

First Community Bancshares, Inc. (the "Registrant") is primarily a one-bank holding company incorporated in August 1991. The Registrant's primary asset is its wholly-owned banking subsidiary, First Community Bank & Trust ("First Community"), an Indiana-chartered commercial bank formerly known as Bargersville Federal Savings Bank. The Registrant is also the sole shareholder of First Community Real Estate Management, Inc. ("FCREM"), which owns and leases branch offices to First Community.

At December 31, 1998, the Registrant had approximately $121.3 million of assets, deposits of approximately $106.2 million and stockholders' equity of approximately $8.5 million. First Community's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar and North Vernon, Indiana. As of December 31, 1998, First Community had 60 full time equivalent employees. Neither the Registrant nor FCREM has any employees.

First Community's deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). First Community is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. First Community is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. The Registrant is subject to regulation by the Federal Reserve Board. The Federal Reserve Board, as a condition of the acquisition of First Community, required the Registrant to make a commitment not to incur debt in excess of a 30% debt-to-equity ratio on an unconsolidated basis. As of December 31, 1998, the Registrant's debt-to-equity ratio on an unconsolidated basis was 2%.

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

Lending Activities

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $94.2 million at December 31, 1998. Of this amount, approximately $56.3 million or 59.77% represented fixed rate loans and adjustable rate loans comprised $37.9 million or 40.23%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.

                                                                              At December 31
                                                       --------------------------------------------------------------
                                                                    1998                           1997
                                                       --------------------------------------------------------------
                                                                         Percent of                     Percent of
                                                           Amount          Total           Amount          Total
                                                       --------------------------------------------------------------
                                                                            (Dollars in 000's)
TYPE OF LOAN
Real estate loans
   Residential mortgages
     (1-4 single family homes)                            $34,118           36.54%        $28,971           36.60%
   Construction and land development                        7,739            8.29           6,773            8.55
Commercial loans                                           23,889           25.59          17,883           22.59
Installment loans                                          24,968           26.74          22,896           28.93
Tax-exempt loans and leases                                 3,480            3.73           3,377            4.27
                                                       --------------------------------------------------------------
   Loans                                                   94,194          100.89          79,900          100.94
   Allowance for losses                                      (955)          (1.02)           (848)          (1.07)
   Deferred loan origination costs                            125             .13             100             .13
                                                       --------------------------------------------------------------

   Loans, net                                             $93,364          100.00%        $79,152          100.00%
                                                       =============== =============== =============== ==============

The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in First Community's loan portfolio based on contractual maturities. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below. In addition, commercial real estate loans are included in mortgage loans below.

                                                                     Remaining Maturities
                                           --------------------------------------------------------------------------
                                               Balance
                                           Outstanding at
                                            December 31,          One Year          Over One Year       Over Five
                                                1998              or Less           To Five Years         Years
                                           --------------------------------------------------------------------------
                                                                      (Dollars in 000's)
Real estate loans                              $ 47,721          $   9,549            $   9,306          $ 28,866
Commercial loans                                 15,286              7,357                4,652             3,277
Installment loans                                27,724             10,727               15,830             1,167
Tax-exempt loans and leases                       3,463                                                     3,463
                                           ==========================================================================

Total                                          $ 94,194           $ 27,633             $ 29,788          $ 36,773
                                           ==========================================================================

The following table sets forth, as of December 31, 1998, the dollar amount of all loans maturing after December 31, 1999 showing those having a fixed interest rate and floating or adjustable interest rates.

                                                                                          Floating or Adjustable
                                                                      Fixed Rate                   Rate
                                                                --------------------------------------------------
TYPE OF LOAN                                                                   (Dollars in 000's)
Real estate loans                                                        $22,316                    $25,405
Commercial loans                                                           6,184                      9,102
Installment loans                                                         24,351                      3,373
Tax-exempt loans and leases                                                3,463
                                                                --------------------------------------------------
                                                                          56,314                     37,880
Less amount due within one year                                           16,840                     10,793
                                                                --------------------------------------------------

Loans due after one year                                                 $39,474                    $27,087
                                                                ==================================================

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

The most recent loan approval limits were adopted by the Board of Directors in 1997. The limits vary from officer to officer with a range of $2,500 to $70,000 for unsecured, and a range of $7,500 to $200,000 for secured. Loans in excess of the above-mentioned limits must be approved by a committee of loan officers or the board of directors loan committee.

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

The documentation required by First Community's underwriting guidelines include an application, employment income verified by pay stubs, direct verification with employers when deemed necessary, and may include tax returns or audited financial statements and evidence of security. The application must include the minimum loan amount requested, the term requested, monthly payment, purpose of loan, job history, income, financial statement, and security offered if applicable. The application must be signed by all borrowers obligated for the loan. First Community also requires current credit reports from credit bureaus as part of the underwriting procedure for all loans including indirect automobile lending. First Community also reviews the applicant's ability to maintain a stable monthly income and other required monthly payments. Other monthly payments generally may not exceed forty percent (40%) of the applicant's stable gross income.

Single-pay loans may not be renewed without a 10% reduction in principal.

Income from Lending Activities. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 90.87% of First Community's total interest income for the year ended December 31, 1998.

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

The following table summarizes nonperforming assets as of the dates indicated.

                                                                                     At December 31
                                                                          --------------------------------------
                                                                                 1998               1997
                                                                          --------------------------------------
                                                                                   (Dollars in 000's)
Nonaccrual loans                                                                $  17                $204
Restructured loans
Past-due loans 90 days or more (interest accruing)                                514                 120
                                                                          --------------------------------------
Total non-performing loans                                                        531                 324
Real estate owned                                                                                      79
Other repossessed assets                                                           12                   9
                                                                          --------------------------------------
Total non-performing assets                                                      $543                $412
                                                                          ======================================
Ratio of non-performing assets to total assets                                    .45%                .42%
Interest on non-performing loans that would have been included in income
                                                                                $  18               $  19
                                                                          ======================================

Interest on non-performing loans that was included in income                   $    0              $    0
                                                                          ======================================

At December 31, 1998, loans of $1.0 million were identified as impaired by management. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans at December 31, 1998 consisted primarily of a loan for $770,000 collateralized by residential acquisition and development real estate. The loan was due on January 2, 1999 and interest was due quarterly. Due to the default of a loan modification agreement which required a $200,000 deposit be held in escrow, First Community is currently in the process of foreclosure and has requested the court to appoint a receiver to finish the project. Since December 31, 1998, the borrower has made payments of $500,000 and has agreed to the appointment of a receiver if the borrower is unable to complete the project. Due to the loan to value ratio, First Community expects no loss at this time.

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

The allowance for loan losses increased during the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily because of the growth in loans and a change in the composition of the loan portfolio. During 1998, First Community made a $239,000 provision for loan losses due primarily to growth in loans and a change in the mix of the loan portfolio.

Allocation of the Allowance for Loan Losses:

                                                                           At December 31
                                                ----------------------------------------------------------------------
                                                              1998                                1997
                                                ----------------------------------------------------------------------
                                                                  Percentage of                      Percentage of
                                                                 Loans to Total                     Loans to Total
                                                    Amount            Loans            Amount            Loans
                                                ---------------------------------------------------------------------
                                                                         (Dollars in 000's)
Real estate mortgage loans                             $134           36.2%               $162           36.3%
Construction and land development                       176            8.2                  68            8.5
Commercial loans                                        235           25.4                 196           22.4
Installment loans                                       406           26.5                 418           28.6
Tax-exempt loans and leases                               4            3.7                   4            4.2
                                                ---------------------------------------------------------------------
                                                       $955          100.0%               $848          100.0%
                                                =====================================================================

Summary of Loan Loss Experience:

                                                          Year Ended December 31
                                                    -----------------------------------
                                                          1998             1997
                                                    ----------------------------------
                                                            (Dollars in 000's)
Balance at January 1                                 $     848        $      644
Chargeoffs:
   Real estate mortgage loans                                                (16)
   Commercial loans                                        (73)              (20)
   Installment loans                                       (78)              (44)
                                                    ----------------------------------
       Total Chargeoffs                                   (151)              (80)
                                                    ----------------------------------
Recoveries:
    Commercial                                               3                17
    Installment                                             16                12
                                                    ----------------------------------
       Total Recoveries                                     19                29
                                                    ----------------------------------
Net Chargeoffs                                            (132)              (51)
                                                    ----------------------------------
Provision for loan losses                                  239               255
                                                    ----------------------------------

Balance at December 31                               $     955        $      848
                                                    ==================================
Average loans during the year                          $86,185          $ 73,048
Ratio of net chargeoffs to total average loans
 outstanding during the year                               .15%              .07%

Investment Activities

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:

                                              December 31
                                     ---------------------------------
                                         1998             1997
                                     --------------------------------
                                           (Dollars in 000's)

Available for sale at fair value:
   State and municipal obligations     $6,097            $1,371
   Corporate obligations                  950             1,400
                                     --------------------------------
                                        7,047             2,771
                                     --------------------------------
Held to maturity at amortized cost:
   State and municipal obligations      1,033             1,709
                                     --------------------------------
                                        1,033             1,709
FHLB stock                                778               778
                                     --------------------------------
       Total                           $8,858            $5,258
                                     ================================

At December 31, 1998, the amortized cost of securities available for sale was $7,016,000 and the related gross unrealized gains and losses were $55,000 and $24,000, respectively. At December 31, 1998, the fair value of securities held to maturity was $1,060,000 and the related gross unrealized gains were $27,000. There were no unrealized losses on securities held to maturity at December 31, 1998.

As of December 31, 1998, there were no state and municipal obligations representing more than 10% of shareholders' equity included in securities.

The following table sets forth the maturities of investment securities at December 31, 1998 and the weighted-average yield (on a tax equivalent basis) on such securities.

                                             Corporate               State and Municipal
                                            Obligations                  Obligations
                                    ---------------------------- -----------------------------
                                       Amount         Yield         Amount          Yield
                                    -------------- ------------- -------------- --------------
                                                       (Dollars in 000's)
Available for Sale(1):
   Maturities:
     One year or less                 $   950         10.32%       $    140         8.09%
     Over 1 year to 5 years                                           2,611         6.02
     Over 5 years to 10 years                                         3,288         6.48
     Over 10 years                                                       27         5.46
                                    --------------
                                                                 --------------
       Total available for sale           950         10.32           6,066         6.31
                                                                 --------------
Held to Maturity:
   Maturities:
     One year or less                                                   631         5.88
     Over 1 year to 5 years                                             110         6.85
     Over 5 years to 10 years                                           292         7.16
     Over 10 years
                                                                 --------------
       Total held to maturity                                         1,033         6.35
                                    --------------               --------------
       Total securities               $   950         10.32%        $ 7,099         6.32%
                                    ==============               ==============

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

Deposit Activities. First Community offers several types of deposit programs designed to attract both short-term and long-term savings by providing a wide assortment of accounts and rates. See the average balance sheet included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a breakdown of the average amount and average rate paid on First Community's deposit categories. First Community does not rely on brokered deposits as funding sources.

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1998 (in 000's).

Maturity Period

Three months or less                                     $   3,051
Greater than three months through six months                 4,828
Greater than six months through twelve months                3,616
Over twelve months                                           2,622
                                                      ---------------

       Total                                             $  14,117
                                                      ===============

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

Borrowings. The FHLB of Indianapolis functions as a central credit facility providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitations on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $4.8 million from the FHLB as of December 31, 1998.


Service Area

First Community's primary service areas are Johnson County and Jennings County, Indiana. These areas are among the most affluent and rapidly growing areas of Indiana. The major portion of First Community's customers reside in Johnson County, particularly in the Bargersville, Franklin and Greenwood areas, which account for about one-half of the county's population, according to the 1990 U.S. Census. First Community has branches in

Trafalgar, Franklin, and Greenwood, Indiana in Johnson County, a branch at a retirement center in Indianapolis, Indiana, and two branches in North Vernon, Indiana in Jennings County. First Community anticipates opening a branch in Whiteland (Johnson County) and Taylorsville (Bartholemew County) during 1999.


Competition

The banking business is highly competitive in Johnson County, where it competes with 14 commercial banks, 3 savings banks, and 2 credit unions. In Jennings County, First Community competes with 5 commercial banks, one savings bank and 2 credit unions. First Community also competes with mortgage banking companies, consumer finance companies, and certain governmental agencies.

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

First Community must maintain a leverage ratio of at least 4.0%, and a total capital to risk-based assets ratio of at least 8.0%. As of December 31, 1998, First Community had a leverage ratio and tangible equity ratio of 7.5% based on leverage and tangible capital of $8,145,000 and a total capital to risk-based assets ratio of 10.0%.

Item 2.  Properties

First Community leases its home office at 210 East Harriman, Bargersville, Indiana, and its branch offices in Greenwood, Indiana and one of its branches in Franklin, Indiana from FCREM. First Community also leases branches in Indianapolis, Trafalgar and Franklin from third parties, and owns the branch offices in North Vernon, Indiana. The leases with third parties expire between 1999 and 2003. The Registrant plans for FCREM to eventually own substantially all of the branch properties and lease them to First Community. At December 31, 1998, the net carrying value of First Community's Offices, including land, building, improvements, furniture, fixtures and equipment was $3.3 million.

Item 3.  Legal Proceedings

The Registrant and First Community are a party to certain lawsuits arising in the ordinary course of their business. The Registrant and First Community believe that none of their current lawsuits would, if adversely determined, have a material adverse effect on the Registrant and First Community.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

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

                                                                     Bid Price Per Share
                                             ---------------------------------------------------------------------
                                                           1998                               1997
                                             ---------------------------------------------------------------------
                                                  High              Low              High              Low
                                             ---------------------------------------------------------------------
Quarter
First Quarter                                     $  10.50         $  10.00          $  11.43         $  10.48
Second Quarter                                       11.00            10.50             11.43            10.48
Third Quarter                                        11.00            10.50             11.43            10.48
Fourth Quarter                                       11.00            10.00             11.43            10.48

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

The dividends which the Registrant may pay are restricted by Federal Reserve Bank capital requirements and by Indiana law to retained earnings. The ability of the Registrant to pay dividends to stockholders is dependent on dividends received from First Community. First Community is restricted by Indiana law and regulations of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the balance of undivided profits, adjusted for defined bad debts and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure. At December 31, 1998, the stockholder's equity of First Community was $8.1 million, of which a minimum of $1.5 million was available for dividends.

The number of record holders of the Registrant's common stock as of March 18, 1999 was 274.

In February 1998, the Registrant granted options to purchase 11,000 shares of common stock at an exercise price of $11.50 per share. These options vested at the time of grant and expire in February 2008. The options were issued in reliance upon Section 4(2) of the Securities Act of 1933. All other issuances of unregistered securities were previously disclosed in Form 10-Q.

Item 6.  Selected Financial Data (dollars in thousands, except per share data)

                                                                           At December 31
                                              -------------------------------------------------------------------------
                                                   1998           1997          1996           1995          1994
                                              -------------------------------------------------------------------------
Summary of Financial Condition Data:
   Total assets                                 $121,272        $98,740        $80,079        $71,393       $57,857
   Loans, net                                     93,364         79,152         64,464         54,118        39,147
   Cash and interest-bearing deposits             14,292         11,231          7,035          5,651         6,443
   Securities including FHLB stock                 8,857          5,258          5,705          7,016         9,812
   Deposits                                      106,193         87,695         70,552         59,163        46,184
   FHLB advances                                   4,753          2,930          2,379          4,603         5,314
   Other borrowings                                1,382              0              0              0             0
   Stockholders' equity                            8,486          7,550          6,886          6,442         6,145

                                                                       Year Ended December 31
                                              -------------------------------------------------------------------------
                                                   1998           1997          1996           1995          1994
                                              -------------------------------------------------------------------------
Summary of Selected Operating Data:
   Total interest income                          $8,420         $7,361         $6,158         $5,074        $3,255
   Total interest expense                          4,509          3,807          3,166          2,953         1,699
                                              -------------------------------------------------------------------------
   Net interest income                             3,911          3,554          2,992          2,121         1,556
   Provision for loan losses                         239            255            219            208           418
                                              -------------------------------------------------------------------------
   Net interest income after provision for
      loan   losses                                3,672          3,299          2,773          1,913         1,138
   Total non-interest income                         418            305            249            237           127
   Total non-interest expense                      2,937          2,490          2,565          1,863         1,723
                                              -------------------------------------------------------------------------
   Income (loss) before income taxes               1,153          1,114            457            287          (458)
   Income taxes (benefit)                            350            376            116             11          (281)
                                              -------------------------------------------------------------------------
       Net income (loss)                         $   803        $   738         $  341         $  276       $  (177)
                                              =========================================================================

Basic earnings per share*                          $0.81         $ 0.75         $ 0.35         $ 0.29       $ (0.26)
Diluted earnings per share*                        $0.80         $ 0.74         $ 0.34         $ 0.28       $ (0.26)

                                                                       Year Ended December 31
                                              -------------------------------------------------------------------------
                                                   1998           1997          1996           1995          1994
                                              -------------------------------------------------------------------------
Other Selected Data:
   Return on average assets                          .77%           .85%           .46%          .44%         ( .38)%
   Return on average equity                         9.93          10.02           5.04          4.54          (4.48)
   Average equity to average assets                 7.75           8.45           9.14          9.64           8.57
   Dividend payout ratio                                          13.33

 * Net income per share has been restated to reflect the 1994 stock dividend, the 1995 stock split and the stock dividend declared in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Community is a subsidiary of the Registrant and operates as an Indiana commercial bank. On May 26, 1998, the Registrant formed a new subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to First Community properties currently owned by First Community thereby allowing First Community to redeploy its capital to other uses. To that end, on July 15, 1998, FCREM borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of First Community's Bargersville branch office at 210 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. On December 18, 1998, FCREM borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of First Community's Greenwood branch office at 298 State

Road 135 North in Greenwood, Indiana. First Community will make monthly lease payments to FCREM as lessee of these locations. These lease payments will be sufficient to service the debt. As a bank holding company, the Registrant depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

First Community's profitability depends primarily upon the difference between the income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid.

As discussed in the "Results of Operations", net interest income has continued to increase in each of the last three years; however, the rate of increase has declined primarily due to an increase in tax-exempt loans and securities. First Community has increased its tax-exempt holdings due to their favorable tax equivalent yields. Since the tax benefit of these types of investments is reflected in reduced income tax expense, net interest income does not reflect in reduced income tax expense, net interest income does not reflect the tax equivalent yield adjustment. First Community did not have the ability to take full advantage of the tax savings in past years due to a net operating loss carryforward. In addition, as the interest rates have declined on earning assets, the rates in interest-bearing deposits have remained relatively constant due to the competitive nature of the market in which First Community operates.


Results of Operations

The following discussion of Results of Operations is for the years ended December 31, 1998, 1997 and 1996.

Net income for the year ended December 31, 1998 was $803,000 compared to $738,000 and $341,000 for the years ended December 31, 1997 and 1996, respectively. Basic earnings per share increased to $ .81 for the year ended December 31, 1998 from $ .75 and $ .35 for the years ended December 31, 1997 and 1996, respectively. Diluted earnings per share increased to $ .80 for the year ended December 31, 1998 from $ .74 and $ .34 for the years ended December 31, 1997 and 1996, respectively. Earnings increased from 1996 to 1998 primarily as a result of growth in First Community's loans and certain other items more fully discussed below.

The increase in net interest income of $357,000 in 1998 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14.2 million in 1998, with growth in each lending area. A provision for loan losses of $239,000 was recorded as a result of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $57,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increases in other expenses are a direct result of the overall growth of First Community.

The increase in net interest income of $562,000 in 1997 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14.7 million in 1997, with the most significant areas of growth being in mortgage and construction loans. The increase in provision for loan losses from $219,000 to $255,000 is a reflection of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $69,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The decrease in deposit insurance expense of $408,000 was due to the FDIC special assessment for all institutions with SAIF insured deposits which the Bank incurred in 1996 only. The assessment amounted to additional expense in 1996 of $344,000. Income taxes increased $260,000 because of an increase in First Community's overall taxable income.

The increase in net interest income of $871,000 in 1996 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $10.3 million in 1996, with growth in the majority of the lending areas. The increase in provision for loan losses from $208,000 to $219,000 is a reflection of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $51,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increase in other expenses is primarily attributable to the signing of the omnibus appropriations bill on September 30, 1996, which imposed a FDIC special assessment for all institutions with SAIF insured deposits. This assessment amounted to $344,000 and is included in deposit insurance expense for the year ending December 31, 1996. Other expenses also increased due to overall growth. Income taxes increased $105,000 in 1996 due to an increase in First Community's overall taxable income.

The following table sets forth the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 1998 and 1997.

                                                        1998                                    1997
                                       --------------------------------------- ---------------------------------------
                                                      Interest/                               Interest/
                                         Average       Income       Average      Average       Income       Average
                                         Balance       Expense       Rate        Balance       Expense       Rate
                                       -------------------------------------------------------------------------------
                                                  (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits                $   7,838        $  328      4.2%        $  5,848       $   230      3.9%
Investment securities:1
   Taxable                                   3,135           307      9.8            2,604           245      9.4
   Tax-exempt                                3,144           179      5.7            2,505           143      5.7
                                       --------------------------              --------------------------
     Total investment securities             6,279           486      7.7            5,109           388      7.6
                                       --------------------------              --------------------------
Loans:2
   Commercial                               29,567         2,841      9.6           25,794         2,589     10.0
   Real estate mortgage                     27,042         2,275      8.4           21,043         1,887      9.0
   Installment                              26,509         2,343      8.8           23,825         2,161      9.1
   Tax-exempt loans and leases               3,067           257      8.4            2,386           192      8.0
                                       --------------------------              --------------------------
     Total loans                            86,185         7,716      9.0           73,048         6,829      9.3
                                       --------------------------              --------------------------
Total earning assets                       100,302         8,530      8.5           84,005         7,447      8.9
                                                     ------------                            ------------
Allowance for loan losses                     (915)                                   (720)
Cash and due from banks                      1,112                                     985
Premises and equipment                       2,550                                   1,876
Other assets                                 1,366                                     980
                                       -------------                           -------------
     Total assets                         $104,415                                 $87,126
                                       =============                           =============
Liabilities:
Interest-bearing deposits:
   NOW accounts                           $ 10,458           276      2.6         $  9,281           243      2.6
   Savings                                  19,971           870      4.4           15,655           694      4.4
   Certificates of deposit and other
     time                                   54,495         3,159      5.8           46,958         2,758      5.9
                                       --------------------------              --------------------------
     Total interest-bearing deposits        84,924         4,305      5.1           71,894         3,695      5.1
FHLB advances                                3,022           175      5.8            1,830           112      6.1
Other borrowings                               399            29      7.3
                                       --------------------------              --------------------------
                                                                                             ------------
Total interest-bearing liabilities          88,345         4,509      5.1           73,724         3,807      5.2
                                                     ------------                            ------------
Noninterest-bearing demand deposits
                                             7,361                                   5,587
Other liabilities                              621                                     451
                                       -------------                           -------------
     Total liabilities                      96,327                                  79,762
Stockholders' equity                         8,088                                   7,364
                                       -------------                           -------------
     Total liabilities and
       stockholders' equity               $104,415                                 $87,126
                                       =============                           =============
Net interest income                                      $ 4,021      4.0%3                       $3,640      4.3%3
                                                     ============                            ============
Adjustments to convert tax-exempt
investment securities to fully
taxable equivalent basis, using
marginal rate of 34% after
adjustment for effect of
non-deductible interest expense
attributed to such assets.                               $   110                                 $    86
                                                     ============                            ============

1 The average balances of investment securities, including available for sale securities, are computed based on historical cost and do not include any fair value adjustments.
2 Nonaccruing loans have been included in the average balances.
3 Net interest income divided by total earning assets.

Changes in Interest Income and Expense Comparing December 31, 1998 and 1997 and December 31, 1997 and 1996. The following tables analyze the changes in interest income and interest expense comparing the years ended December 31, 1998 and 1997 and December 31, 1997 and 1996. It distinguishes between the changes due to differences in volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified and have been allocated proportionately to the change due to volume and the change due to rate.

                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 1998 compared to year ended                 Net             Due to           Due to
   December 31, 1997                                              Change             Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
   Loans                                                       $    887           $   (299)        $  1,186
   Investment securities                                             98                  8               90
   Interest-bearing deposits                                         98                 16               82
                                                             -----------------------------------------------------
       Total                                                      1,083               (275)           1,358
                                                             -----------------------------------------------------
Interest-bearing liabilities:
   Savings                                                          176                (12)             188
   Interest-bearing checking                                         33                  2               31
   Certificates of deposit                                          401                (36)             437
   FHLB advances                                                     63                 (6)              69
   Other borrowings                                                  29                                  29
                                                             -----------------------------------------------------
       Total                                                        702                (52)             754
                                                             -----------------------------------------------------

Net change in net interest income                               $   381           $   (223)        $    604
                                                             =====================================================

                                                             -----------------------------------------------------
                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 1997 compared to year ended                 Net             Due to           Due to
   December 31, 1996                                              Change             Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
   Loans                                                         $1,226               $ (7)          $1,233
   Investment securities                                            (39)                23              (62)
   Interest-bearing deposits                                         22                                  22
                                                             -----------------------------------------------------
       Total                                                      1,209                 16            1,193
                                                             -----------------------------------------------------
Interest-bearing liabilities:
   Savings                                                           56                 (3)              59
   Interest-bearing checking                                         41                                  41
   Certificates of deposit                                          652                 37              615
   FHLB advances                                                   (108)                (5)            (103)
                                                             -----------------------------------------------------
       Total                                                        641                 29              612
                                                             -----------------------------------------------------

Net change in net interest income                               $   568               $(13)         $   581
                                                             =====================================================

Asset/Liability Management

One of the actions undertaken by First Community's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of First Community's net interest spread to the adverse impact of volatile interest rates by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The balance between maturity of assets and maturity of liabilities is measured by the interest-rate gap.

First Community's one-year cumulative interest-rate gap as a percent of total assets was a negative 19.86% and 24.26% at December 31, 1998 and 1997, respectively. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 1998, First Community had $48.9 million or 51.9% of its total loan portfolio invested in installment and commercial loans as compared to $40.8 million or 51.0% of total loans invested in installment and commercial loans at December 31, 1997. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 1998, First Community's ratio of non-performing assets to total assets was .45% compared to .42% at December 31, 1997.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following tables illustrate the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 1998 and 1997. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                         At December 31, 1998 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $  14,313     $  3,944      $  7,148                  $  25,405
   Fixed rate mortgages                           5,033        2,387         2,241      $  12,655      22,316
   Commercial loans                              11,936        1,935         1,186            229      15,286
   Consumer loans                                11,508       11,175         4,382            659      27,724
   Tax-exempt loans and leases                                                              3,463       3,463
   Investments                                    1,721        1,349         1,372          3,607       8,049
   FHLB stock                                       778                                                   778
   Interest-bearing deposits                     13,106                                                13,106
                                             --------------------------------------------------------------------
       Total interest-earning assets             58,395       20,790        16,329        20,613      116,127
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       40,497       12,537         3,326             50      56,410
   Other deposits                                41,807                                                41,807
   FHLB advances                                    156          760         3,837                      4,753
   Other borrowings                                  17           38         1,157            170       1,382
                                             --------------------------------------------------------------------
       Total interest-bearing liabilities        82,477       13,335         8,320            220     104,352
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities        (24,082)       7,455         8,009        20,393       11,775
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (24,082)     (16,627)        (8,618)     11,775
Cumulative ratio at December 31, 1998 as a
percent of total assets                         (19.86)%     (13.71)%       (7.11)%       9.71%

                                                            December 31, 1997 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $  13,323     $  4,316      $  4,615                    $22,254
   Fixed rate mortgages                           3,992        1,971         1,901     $  7,222        15,086
   Commercial loans                              11,622        1,309           687          639        14,257
   Consumer loans                                 9,383       10,813         4,023          707        24,926
   Tax-exempt loans and leases                       24                                   3,353         3,377
   Investments                                    1,295        1,893           238        1,054         4,480
   FHLB stock                                       778                                                   778
   Interest-bearing deposits                     10,298                                                10,298
                                             --------------------------------------------------------------------
       Total interest-earning assets             50,715       20,302        11,464       12,975        95,456
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       38,544       11,283         1,919                     51,746
   Other deposits                                35,949                                                35,949
   FHLB advances                                    177          794         1,725          234         2,930
                                             --------------------------------------------------------------------
       Total interest-bearing liabilities        74,670       12,077         3,644          234        90,625
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities        (23,955)       8,225         7,820        12,741        4,831
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (23,955)     (15,730)       (7,910)       4,831
Cumulative ratio at December 31, 1997 as a
percent of total assets                         (24.26)%     (15.93)%       (8.01)%       4.89%

The following tables provide information about the Registrant's significant financial instruments at December 31, 1998 and 1997 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                      Maturing in Years Ending December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                                             Fair
                                       1999      2000      2001       2002      2003   Thereafter  Total     Value
----------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in 000's)
Assets
    Investment securities
    available for sale
       Fixed rate                    $ 1,090   $   271   $    968   $    766   $  606   $ 3,315    $ 7,016   $ 7,047
           Average interest rate        10.0%      7.1%       5.5%       6.1%     6.3%      6.5%       6.9%
    Investment securities held to
    maturity
       Fixed rate                        631        105         5                           292      1,033     1,060
           Average interest rate        5.9%        6.8%      7.1%                          7.2%       6.4%

    Loans
       Fixed rate                     16,840      8,196     6,936      4,678    2,659    17,005     56,314    57,232
           Average interest rate         9.2%       9.1%      8.9%       8.7%     8.5%      7.9%       8.7%
       Variable rate                  10,793      2,378      2,735     1,082    1,124    19,768     37,880    38,248
           Average interest rate         9.9%       9.3%      9.2%       9.0%     8.9%      8.3%       8.9%

Liabilities
  Deposits
    NOW, Money Market and Savings
    Deposits
       Variable rate                 41,807                                                         41,807    41,807
           Average interest rate        3.6%                                                           3.6%
    Certificates of Deposit
       Fixed rate                    40,497     10,921      1,616      1,020    2,306        50     56,410    56,723
           Average interest rate        5.6%       5.6%       5.9%       6.1%     5.9%      5.7%       5.6%
FHLB Advances
       Fixed rate                       156       638         122      2,603    1,234                4,753     4,773
           Average interest rate        6.0%      6.1%        6.0%       5.6%     5.5%                 5.6%

Other borrowings
       Fixed rate                        10        10          11         12      373       170        586       581
           Average interest rate        7.3%      7.3%        7.3%       7.3%     7.3%      7.0%       7.2%

       Variable rate                      7         8           9         10       10       752        796       790
           Average interest rate        7.4%      7.4%        7.4%       7.4%     7.4%      7.4%       7.4%

                      Maturing in Years Ending December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                                             Fair
                                       1998     1999      2000       2001      2002    Thereafter  Total     Value
----------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in 000's)
Assets
    Investment securities
    available for sale
       Fixed rate                    $    620  $1,043    $    113   $    109   $  125   $    761   $ 2,771   $ 2,771
           Average interest rate          8.8%   10.3%        8.7%       9.6%     9.5%      10.3%      9.8%
    Investment securities held to
    maturity
       Fixed rate                         675     632         105          5                 292     1,709     1,734
           Average interest rate          5.4%    5.9%        6.9%       7.1%                7.2%      6.0%

    Loans
       Fixed rate                      14,389   7,760       6,324      4,135    2,365     11,921    46,894    47,800
           Average interest rate          9.7%    9.4%        9.1%       8.9%     8.7%       8.0%      9.0%
       Variable rate                    8,676   2,275         923      1,771      927     18,434    33,006    33,350
           Average interest rate         10.3%   10.2%        9.6%      10.0%     9.6%       9.0%      9.5%

Liabilities
  Deposits
    NOW, Money Market and Savings
    Deposits
       Variable rate                   28,325                                                       28,325    28,325
           Average interest rate          3.6%                                                         3.6%
    Certificates of Deposit
       Fixed rate                      38,544   8,711       2,572      1,120      799               51,746    52,997
           Average interest rate          5.9%    6.0%        6.1%       5.9%     6.2%                 6.0%

FHLB Advances
       Fixed rate                         177     156          638       122    1,603        234     2,930     2,908
           Average interest rate          6.0%    6.0%        6.1%       6.0%     5.8%       5.9%      5.9%

Deposit/Asset Base. First Community has experienced significant growth in deposits and assets in the past five years. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase in assets from $57.9 million at December 31, 1994 to $121.3 million at December 31, 1998 and deposits from $46.2 million at December 31, 1993 to $106.2 million at December 31, 1998. These factors include: (i) increased population in the geographic area serviced; (ii) increased per-household disposable income in the geographic area serviced; (iii) movement of the home office of one of the locally owned banks away from the city in which the Registrant is located; (iv) the acquisition of certain local financial institutions by larger metropolitan area banks and the preference of certain individuals in the service area for dealing with a locally owned institution; and (v) the expansion into new communities with the opening of the Franklin, Indianapolis and Trafalgar branches in 1992 and the opening of the North Vernon branch in 1993. First Community also opened second branches in Franklin, Indiana on October 31, 1996 and in North Vernon, Indiana on September 1, 1998.

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

Cash and interest-bearing deposits, when combined with investments, have remained relatively constant during 1998 as a percentage of total assets. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 1998 and December 31, 1997.

During 1998 and 1997, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits increased $3.1 million and $4.2 million, respectively. Cash was provided primarily from a net increase in deposit accounts of $18.5 million in 1998 and $17.1 million in 1997. Cash was used primarily to fund a net increase in loans of $14.5 million in 1998 and $15.1 million in 1997.

At December 31, 1998 and 1997, commitments to fund loan originations were approximately $12.7 million and $5.6 million, respectively. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon First Community's favorable liquidity ratio and the ability to borrow from the FHLB.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $10 million at December 31, 1998 from the FHLB and the balance of its borrowings at December 31, 1998 was $4.8 million, an increase of $1.8 million from outstanding borrowings at December 31, 1997.

On October 30, 1998, the Registrant issued rights and warrants to shareholders to purchase one share of common stock of the Registrant for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights were exercisable until March 30, 1999 and the warrants will not become exercisable until September 15, 1999. The net proceeds to the Registrant from the sale of the stock, after deducting the expenses, were $ 28,000, as of December 31, 1998. The purpose of the rights offering was to raise additional capital for First Community to support additional growth and for general corporate purposes.

In addition, on October 30, 1998, the Registrant commenced the offer and sale of up to $1 million in unsecured convertible notes, of which $170,000 were sold, as of December 31, 1998. The notes are due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Registrant at the conversion price of $11.00 per share. The net proceeds of this offering will be used to provide capital to FCREM to acquire and lease branch facilities to First Community and to provide additional capital to First Community to support asset growth.


Accounting Matters

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet at their fair value. SFAS No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

o For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

o For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

o For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

o For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

SFAS No. 133 amends SFAS No. 52 and supersedes SFAS Nos. 80, 105, and 119. SFAS No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from SFAS No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of SFAS No. 133.

SFAS No. 133 will be effective for all fiscal years beginning after June 15, 1999. Early application is encouraged; however, this Statement may not be applied retroactively to financial statements of prior periods.

FASB has issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends SFAS No. 65.

SFAS No. 65, as previously amended by SFAS Nos. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to SFAS No. 115. The only requirement the new Statement adds is that if an entity has a sales commitment in place, the security must be classified into trading.

This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date this Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments.

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

Year 2000 Compliance

The Registrant's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. The Registrant is addressing the potential problems associated with the possibility that the computers which control its systems, facilities and infrastructure may not be programmed to read four digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which could cause computer systems to generate erroneous data or to fail.

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of December 31, 1998, the Registrant has completed inventory of all hardware and software systems and has made all mission critical classifications. The Registrant has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Registrant as well as bank regulators regarding the Year 2000 Issue.

The Registrant's data processing is performed primarily by a third party servicer. The Registrant was informed by its primary service provider that all reprogramming efforts were completed at December 31, 1998, allowing the Registrant adequate time for testing. The Registrant expects to complete testing by March 31, 1999.

The Registrant also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently, the Registrant is dependent on the vendors to conduct its business. The Registrant has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Registrant. Most of the Registrant's vendors have provided responses as to where they stand regarding Year 2000 readiness. Those who have not responded to the Registrant's status requests are being contacted again. Depending on the responses received from the third party vendors, the Registrant will make decisions as to whether to continue those relationships or to search for new providers of those services.

In addition to possible expenses related to the Registrant's own systems and those of its service providers, the Registrant could be affected by the Year 2000 problems affecting any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting the borrower. Selected borrowers have been sent questionnaires to assess their readiness. The Registrant is still in the process of collecting that information.

At this time, it is estimated that costs associated with Year 2000 issues will be approximately $25,000 to $60,000 from 1998 through 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Registrant is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, program and equipment Year 2000 compliant, its financial position and results of operation could be adversely impacted. Amounts expensed in 1998 and 1997 were immaterial.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required for this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" on pages 17 to 21.

Item 8.  Financial Statements and Supplementary Data.

The Registrant's Financial Statements are included in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) 1. Financial Statements. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated

                                                                            Page
         Independent Auditor's Report on consolidated financial statements.  F-1

         Consolidated Balance Sheet at December 31, 1998 and 1997            F-2

         Consolidated Statement of Income for the years ended December
         31, 1998, 1997 and 1996.                                            F-3

         Consolidated Statement of Comprehensive Income for the years ended
         December 31, 1998, 1997 and  1996.                                  F-4

         Consolidated Statement of Stockholders' Equity for the years ended
         December 31, 1998, 1997 and 1996.                                   F-5

         Consolidated Statement of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996.                                   F-6

         Notes to consolidated financial statements.                         F-7

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

          21               Subsidiaries of First Community Bancshares, Inc.
                           (Incorporated herein by reference to the Registration Statement on Form SB-2 of First Community Bancshares, Inc., Registration No. 333-63239, declared effective October 30, 1998).

          27 Financial Data Schedule (Included in electronic version only).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1999.

                        FIRST COMMUNITY BANCSHARES, INC.

                            By:      /s/ Albert R. Jackson , III
                                     Albert R. Jackson, III, Chief Executive
                                     Officer and Director


                            By:      /s/ Linda J. Janesik
                                     Linda J. Janesik, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                      Date

/s/ Albert R. Jackson , III                                  March 31, 1999
-----------------------------------------
Albert R. Jackson, III, Chief Executive
Officer and Director


/s/ Merrill M. Wesemann                                      March 31, 1999
-----------------------------------------
Merrill M. Wesemann, MD, Director and Chairman


/s/ Eugene W. Morris                                         March 31, 1999
-----------------------------------------
Eugene W. Morris, Director and President


/s/ Roy Martin Umbarger                                      March 31, 1999
-----------------------------------------
Roy Martin Umbarger, Director and Vice President


/s/ Frank D. Neese                                           March 31, 1999
-----------------------------------------
Frank D. Neese, Director and Secretary


/s/ Albert R. Jackson, Jr.                                   March 31, 1999
-----------------------------------------
Albert R. Jackson, Jr., Director

                        FIRST COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                           December 31, 1998 and 1997

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                Table of Contents

                                                                        Page
-------------------------------------------------------------------------------

Independent Auditor's Report                                             F-1


Financial Statements

   Consolidated balance sheet                                            F-2

   Consolidated statement of income                                      F-3

   Consolidated statement of comprehensive income                        F-4

   Consolidated statement of stockholders' equity                        F-5

   Consolidated statement of cash flows                                  F-6

   Notes to consolidated financial statements                            F-7

                          Independent Auditor's Report


To the Stockholders and
Board of Directors
First Community Bancshares, Inc.
Bargersville, Indiana


We have audited the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Indianapolis, Indiana
February 5, 1999

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

December 31                                                                    1998               1997
------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                $   1,185,790      $     933,574
   Short-term interest-bearing deposits                                      13,106,281         10,297,654
                                                                        ------------------------------------
     Cash and cash equivalents                                               14,292,071         11,231,228
   Investment securities
     Available for sale                                                       7,047,098          2,771,058
     Held to maturity (fair value of $1,059,682 and $1,734,354)               1,032,525          1,708,679
                                                                        ------------------------------------
         Total investment securities                                          8,079,623          4,479,737
   Loans, net of allowance for loan losses of $955,099 and $848,085          93,364,172         79,152,490
   Premises and equipment                                                     3,333,331          1,944,779
   Federal Home Loan Bank  of Indianapolis stock, at cost                       777,800            777,800
   Foreclosed real estate                                                                           78,636
   Interest receivable                                                          928,953            700,079
   Other assets                                                                 495,643            374,965
                                                                        ------------------------------------

         Total assets                                                      $121,271,593        $98,739,714
                                                                        ====================================

Liabilities
   Deposits
     Noninterest bearing                                                 $    7,976,350       $  7,623,814
     Interest bearing                                                        98,216,774         80,071,501
                                                                        ------------------------------------
         Total deposits                                                     106,193,124         87,695,315
   Federal Home Loan Bank of Indianapolis advances                            4,753,457          2,929,789
   Other borrowings                                                           1,381,933
   Interest payable                                                             258,867            250,617
   Other liabilities                                                            198,107            313,987
                                                                        ------------------------------------
         Total liabilities                                                  112,785,488         91,189,708
                                                                        ------------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred stock, no-par value
     Authorized and unissued--1,000,000 shares
   Common stock, no-par par value
     Authorized--4,000,000 shares
     Issued and outstanding--1,011,412 and 989,848 shares                     6,869,426          6,722,251
   Retained earnings and contributed capital                                  1,597,830            794,796
   Accumulated other comprehensive income                                        18,849             32,959
                                                                        ------------------------------------
         Total stockholders' equity                                           8,486,105          7,550,006
                                                                        ------------------------------------

         Total liabilities and stockholders' equity                        $121,271,593        $98,739,714
                                                                        ====================================

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income

Year Ended December 31                                          1998             1997            1996
------------------------------------------------------------------------------------------------------------
Interest Income
   Loans, including fees                                     $7,651,263        $6,779,091      $5,564,766
   Securities
     Taxable                                                    244,300           183,260         202,022
     Tax exempt                                                 133,572           106,252         125,814
   Deposits with financial institutions                         327,693           230,410         207,940
   Dividends                                                     63,609            62,136          57,153
                                                          --------------------------------------------------
         Total interest income                                8,420,437         7,361,149       6,157,695
                                                          --------------------------------------------------

Interest Expense
   Deposits                                                   4,305,064         3,695,491       2,945,818
   Federal Home Loan Bank advances                              175,303           111,425         219,980
   Other borrowings                                              28,606
                                                          --------------------------------------------------
         Total interest expense                               4,508,973         3,806,916       3,165,798
                                                          --------------------------------------------------

Net Interest Income                                           3,911,464         3,554,233       2,991,897
   Provision for loan losses                                    239,000           255,000         219,000
                                                          --------------------------------------------------

Net Interest Income After Provision for Loan Losses           3,672,464         3,299,233       2,772,897
                                                          --------------------------------------------------

Other Income
   Fiduciary activities                                          38,498            26,509          27,353
   Service charges on deposit accounts                          309,965           253,207         184,400
   Net realized gains on securities                                                                 5,630
   Other operating income                                        69,869            25,522          31,722
                                                          --------------------------------------------------
         Total other income                                     418,332           305,238         249,105
                                                          --------------------------------------------------

Other Expenses
   Salaries and employee benefits                             1,434,507         1,236,794       1,012,761
   Premises and equipment                                       322,422           301,262         212,847
   Advertising                                                  119,030           131,989         122,429
   Data processing fees                                         285,763           232,797         191,698
   Deposit insurance expense                                     52,487            45,178         453,368
   Printing and office supplies                                  89,303            64,925          81,541
   Legal and professional fees                                  129,990            97,843         135,068
   Telephone expense                                             72,725            69,197          61,770
   Other operating expenses                                     431,284           310,433         293,853
                                                          --------------------------------------------------
         Total other expenses                                 2,937,511         2,490,418       2,565,335
                                                          --------------------------------------------------

Income Before Income Tax                                      1,153,285         1,114,053         456,667
   Income tax expense                                           350,251           375,609         115,401
                                                          --------------------------------------------------

Net Income                                                  $   803,034        $  738,444     $   341,266
                                                          ==================================================

Basic Earnings Per Share                                           $.81              $.75            $.35
Diluted Earnings Per Share                                          .80               .74             .34

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income

Year Ended December 31                                                 1998            1997            1996
----------------------------------------------------------------------------------------------------------------
Net income                                                           $803,034        $738,444        $341,266
                                                                  ----------------------------------------------

Other comprehensive income, net of tax
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during
       the period, net of tax expense (benefit) of $(9,255),
         $13,937 and $(2,630)                                         (14,110)         21,249          (6,641)
     Less:  Reclassification adjustment for gains included in
       net income, net of tax expense (benefit) of $2,230                                               3,400
                                                                  ----------------------------------------------
                                                                      (14,110)         21,249         (10,041)
                                                                  ==============================================

Comprehensive income                                                 $788,924        $717,195        $331,225
                                                                  ==============================================

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                            Retained
                                                  Common Stock              Earnings       Accumulated
                                          ------------------------------       and            Other
                                              Shares                       Contributed    Comprehensive
                                           Outstanding       Amount          Capital          Income           Total
--------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1996                    923,291        $6,068,970    $   351,494         $21,751       $6,442,215
   Net income                                                                 341,266                          341,266
   Unrealized losses on securities                                                            (10,041)         (10,041)
   Exercise of stock options                  19,534           112,516                                         112,516
                                          --------------------------------------------------------------------------------

Balances, December 31, 1996                  942,825         6,181,486        692,760          11,710        6,885,956
   Net income                                                                 738,444                          738,444
   Unrealized gains on securities                                                              21,249           21,249
   Cash dividends ($.10 per share)                                            (94,282)                         (94,282)
   5% stock dividend                          47,023           540,765       (540,765)
   Cash dividends in lieu of issuing                                           (1,361)                          (1,361)
     fractional shares
                                          --------------------------------------------------------------------------------

Balances, December 31, 1997                  989,848         6,722,251        794,796          32,959        7,550,006
   Net income                                                                 803,034                          803,034
   Unrealized losses on securities                                                            (14,110)         (14,110)
   Exercise of stock options                  15,420            85,427                                          85,427
   Tax benefit on stock options exercised                       33,349                                          33,349
   Rights exercised, net of cost               6,144            28,399                                          28,399
                                          --------------------------------------------------------------------------------

Balances, December 31, 1998                1,011,412        $6,869,426     $1,597,830         $18,849       $8,486,105
                                          ================================================================================

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

Year Ended December 31                                                            1998           1997             1996
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                 $    803,034   $    738,444     $     341,266
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                     239,000        255,000           219,000
     Depreciation and amortization                                                 156,851        137,713            82,860
     Deferred income tax                                                            52,712            498            10,278
     Investment securities amortization                                             20,293          4,362             7,215
     Loss on disposal of premises and equipment                                      3,179
     Investment securities gains                                                                                     (5,630)
     Net change in
       Interest receivable                                                        (228,874)      (173,893)           91,485
       Interest payable                                                              8,250         63,534            12,988
       Other assets                                                               (164,137)        27,866            89,746
       Other liabilities                                                          (115,880)       238,056           (27,278)
                                                                           -------------------------------------------------
       Net cash provided by operating activities                                   774,428      1,291,580           821,930
                                                                           -------------------------------------------------

Investing Activities
   Purchases of securities available for sale                                   (4,963,542)    (1,000,000)
   Proceeds from maturities of securities available for sale                       645,000        650,000           677,750
   Proceeds from sales of securities available for sale                                                           2,176,965
   Proceeds from maturities and paydowns of securities held to maturity            675,000        828,248           608,936
   Net change in loans                                                         (14,532,929)   (15,062,301)      (10,587,119)
   Purchases of premises and equipment                                          (1,548,582)      (290,617)         (533,467)
   Purchase of stock of Federal Home Loan Bank of Indianapolis                                                     (177,300)
   Proceeds from sale of other real estate and repossessions                       160,883        180,024            26,992
                                                                           -------------------------------------------------
       Net cash used by investing activities                                   (19,564,170)   (14,694,646)       (7,807,243)
                                                                           -------------------------------------------------

Financing Activities
   Net change in
     Noninterest-bearing, NOW, and savings deposits                             13,833,819      6,597,456         5,023,029
     Certificates of deposit                                                     4,663,990     10,545,590         6,366,136
     Short-term borrowings                                                                                         (908,138)
   Proceeds from borrowings                                                      3,386,000      1,750,000
   Repayment of borrowings                                                        (180,399)    (1,199,041)       (2,224,485)
   Cash dividends                                                                                 (94,282)
   Rights exercised, net of cost                                                    28,399
   Stock options exercised                                                         118,776                          112,516
                                                                           -------------------------------------------------
       Net cash provided by financing activities                                21,850,585     17,599,723         8,369,058
                                                                           -------------------------------------------------

Net Change in Cash and Cash Equivalents                                          3,060,843      4,196,657         1,383,745

Cash and Cash Equivalents, Beginning of Year                                    11,231,228      7,034,571         5,650,826
                                                                           -------------------------------------------------

Cash and Cash Equivalents, End of Year                                         $14,292,071    $11,231,228        $7,034,571
                                                                           =================================================

Additional Cash Flows Information
   Interest paid                                                                $4,500,723     $3,743,382        $3,526,976
   Income tax paid                                                                 479,213        187,406           110,000

See notes to consolidated financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (Table Dollar Amounts in Thousands)


Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Community Bancshares, Inc. ("Company") and its wholly owned subsidiaries, First Community Bank and Trust ("Bank") and First Community Real Estate Management, Inc. ("FCREMI"), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

Consolidation--The consolidated financial statements include the accounts of the Company, the Bank and FCREMI after elimination of all material intercompany transactions.

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1998, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

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

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

Earnings per share have been computed based upon the weighted average common shares outstanding during each year.


Note 2 -- Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank ("FRB"). The reserve required at December 31, 1998, was $454,000.


Note 3 -- Investment Securities

                                                                        1998
                                            ----------------------------------------------------------------
                                                                 Gross            Gross
                                              Amortized       Unrealized       Unrealized         Fair
December 31                                     Cost             Gains           Losses          Value
------------------------------------------------------------------------------------------------------------
Available for sale
   State and municipal                           $6,066            $55             $(24)          $6,097
   Corporate obligations                            950                                              950
                                            ----------------------------------------------------------------
         Total available for sale                 7,016             55              (24)           7,047

Held to maturity--state and municipal             1,033             27                             1,060
                                            ----------------------------------------------------------------

         Total investment securities             $8,049            $82             $(24)          $8,107
                                            ================================================================

                                                                        1997
                                            ----------------------------------------------------------------
                                                                 Gross            Gross
                                              Amortized       Unrealized       Unrealized         Fair
December 31                                     Cost             Gains           Losses          Value
------------------------------------------------------------------------------------------------------------

Available for sale
   State and municipal                           $1,316            $55                            $1,371
   Corporate obligations                          1,400                                            1,400
                                            ----------------------------------------------------------------
         Total available for sale                 2,716             55                             2,771

Held to maturity--state and municipal             1,709             25                             1,734
                                            ----------------------------------------------------------------

         Total investment securities             $4,425            $80               $0           $4,505
                                            ================================================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       1998
                                            --------------------------------------------------------------
                                                Available for Sale               Held to Maturity
                                            --------------------------------------------------------------
                                               Amortized          Fair         Amortized         Fair
Maturity Distribution at December 31              Cost            Value           Cost           Value
----------------------------------------------------------------------------------------------------------
Due in one year or less                          $1,090          $1,091         $   631         $   634
Due after one through five years                  2,611           2,624             110             114
Due after five through ten years                  3,288           3,305             292             312
Due after ten years                                  27              27
                                            --------------------------------------------------------------

         Totals                                  $7,016          $7,047          $1,033          $1,060
                                            ==============================================================

No securities were pledged at December 31, 1998 and 1997.

Proceeds from the sales of securities available for sale during 1996 were $183,000. Gross gains of $3,000 were realized in those sales. Proceeds from securities held to maturity called at a premium during 1996 were $278,000. Gross gains of $3,000 were realized in those calls. Proceeds from due from broker during 1996 from sales of securities available for sale during 1995 were $1,994,000.


Note 4 -- Loans and Allowance

December 31                                                               1998             1997
----------------------------------------------------------------------------------------------------
Commercial, commercial real estate and industrial loans                 $23,889           $17,883
Real estate loans                                                        34,118            28,971
Construction loans                                                        7,739             6,773
Individuals' loans for household and other personal expenditures         24,968            22,896
Tax-exempt loans and leases                                               3,480             3,377
                                                                    --------------------------------
         Total loans                                                     94,194            79,900
Deferred loan origination costs                                             125               100
Allowance for loan losses                                                  (955)             (848)
                                                                    --------------------------------

         Total loans, net                                               $93,364           $79,152
                                                                    ================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

December 31                                       1998          1997          1996
--------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, January 1                            $848          $644          $518
   Provision for losses                            239           255           219
   Recoveries on loans                              19            29            18
   Loans charged off                              (151)          (80)         (111)
                                              ----------------------------------------

   Balances, December 31                          $955          $848          $644
                                              ========================================

Information on impaired loans is summarized below.

December 31                                                                   1998           1997
----------------------------------------------------------------------------------------------------
Impaired loans for which the discounted cash flows
 or collateral value exceeds the carrying value of the loan                  $1,027           $0

Year Ended December 31                                 1998          1997       1996
----------------------------------------------------------------------------------------
Average balance of impaired loans                     $1,092         $25        $112
Interest income recognized on impaired loans             114
Cash-basis interest included above                        87

Note 5 -- Premises and Equipment

December 31                                                    1998           1997
----------------------------------------------------------------------------------------
Land                                                           $1,018        $   432
Buildings                                                       1,603            853
Leasehold improvements                                             54            285
Equipment                                                       1,054            751
                                                           -----------------------------
       Total cost                                               3,729          2,321
Accumulated depreciation                                         (396)          (376)
                                                           -----------------------------

       Net                                                     $3,333         $1,945
                                                          ==============================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 6 -- Deposits

December 31                                                          1998             1997
-----------------------------------------------------------------------------------------------
Demand deposits                                                    $ 20,341          $16,992
Savings deposits                                                     29,442           18,957
Certificates and other time deposits of $100,000 or more             14,117           10,519
Other certificates and time deposits                                 42,293           41,227
                                                             ----------------------------------

         Total deposits                                            $106,193          $87,695
                                                             ==================================

Certificates and other time deposits maturing in years ending December 31:

   1999                                                        $40,497
   2000                                                         10,921
   2001                                                          1,616
   2002                                                          1,020
   2003                                                          2,306
   Thereafter                                                       50
                                                            -------------
                                                               $56,410
                                                            =============

Note 7 -- FHLB Advances

                                                                             Interest
                                                               Amount          Rate
-----------------------------------------------------------------------------------------
Maturities in years ending December 31
   1999                                                         $  156         6.01%
   2000                                                            638         6.05
   2001                                                            122         6.01
   2002                                                          2,603         5.55
   2003                                                          1,234         5.49
                                                            ---------------

                                                                $4,753         5.63%
                                                            ===============

The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires May 7, 1999 and bears interest at a rate equal to the then current variable advance rate. There were no drawings on this line of credit at December 31, 1998.

The FHLB advances and drawings on the available line of credit are secured by first mortgage loans totaling $27,393,000. Advances are subject to restrictions or penalties in the event of prepayment.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 8 -- Other Borrowings

December 31                                               1998
---------------------------------------------------------------------

Convertible notes due December 31, 2008                   $    170
Notes payable                                                1,212
                                                       --------------

         Total long-term debt                               $1,382
                                                       ==============

The convertible notes are unsecured and bear an interest rate of 7%. The notes were issued December 31, 1998 and are convertible at the option of the holder into shares of common stock of the Company at the rate of $11.00 per share.

Notes payable include a note dated July 15, 1998 with an original balance of $800,000 with an interest rate of 1.125% under prime, adjustable every five years for a term of 30 years and a note dated December 18, 1998 with an original balance of $416,000 at a fixed interest rate of 7.25% with monthly installments due through November 2003 with a final balloon payment due in December 2003. The notes are secured by real estate of the Company.

Maturities in years ending December 31
   1999                                                     $   16
   2000                                                         18
   2001                                                         20
   2002                                                         22
   2003                                                        384
   Thereafter                                                  922
                                                       --------------

                                                            $1,382
                                                       ==============

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 9 -- Income Tax

Year Ended December 31                                             1998          1997          1996
-------------------------------------------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal                                                       $205          $270          $ 54
     State                                                           92           106            51
   Deferred
     Federal                                                         52             8            20
     State                                                            1            (8)          (10)
                                                              -----------------------------------------

         Total income tax expense                                  $350          $376          $115
                                                              =========================================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                             $392          $379          $155
   Tax exempt interest                                              (93)          (69)          (66)
   Effect of state income taxes                                      62            65            27
   Other                                                            (11)            1            (1)
                                                              -----------------------------------------

         Actual tax expense                                        $350          $376          $115
                                                              =========================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31                                                      1998        1997
--------------------------------------------------------------------------------------
Assets
   Allowance for loan losses                                      $346        $312
   Alternative minimum tax credit carryforward                                  38
   Other                                                            28           9
                                                              ------------------------
         Total assets                                              374         359
                                                              ------------------------

Liabilities
   Depreciation                                                    156         103
   State income tax                                                 15          16
   Loan fees                                                        51          35
   Securities available for sale                                    12          22
                                                              ------------------------
         Total liabilities                                         234         176
                                                              ------------------------

                                                                  $140        $183
                                                              ========================

Tax expense applicable to investment security gains for the year ended December 31, 1996 was $2,230.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 10 -- Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                       1998           1997
-----------------------------------------------------------------------------

Commitments to extend credit                          $12,723        $5,606
Standby letters of credit                                 123           640

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

In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this commitment at December 31, 1998.


Note 11 -- Year 2000

Like all entities, the Company and subsidiaries are exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent upon microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company and subsidiaries do business. If remediation efforts of the Company or third parties with which the Company and subsidiaries do business are not successful, the Year 2000 Issue could have negative effects on the Company's financial condition and results of operations in the near term.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 12 -- Stockholders' Equity

On November 19, 1997, the Board of Directors declared a 5% stock dividend payable on February 1, 1998. Net income per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.

On July 15, 1998, the Board of Directors approved the issuance of the following securities:

    Rights to stockholders to purchase one share for every ten shares owned as of October 29, 1998, the record date, subject to a minimum offer and purchase of 100 shares of common stock, at a purchase price of $10.00 per share. The rights are exercisable for a ninety (90) day period expiring on March 30, 1999 following their issuance and subject to the minimum purchase requirement, are freely transferable.

    Warrants to stockholders to purchase one share for every ten shares owned on October 29, 1998, the record date, subject to a minimum offer and purchase of 100 shares of common stock, with an exercise price of $10.00 per share. The warrants will be exercisable for a 90 day period commencing on September 15, 1999 and expiring on December 13, 1999 and subject to the minimum purchase requirement, will be freely transferable.

The dividends which the Company may pay are restricted by FRB capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 1998, stockholder's equity of the Bank was $8,131,000, of which a minimum of $1,625,000 was available for payment of dividends.


Note 13 -- Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1998 and 1997, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1998 that management believes have changed the Bank's classification.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The Bank's actual and required capital amounts and ratios are as follows:

                                                                             1998
                                             ------------------------------------------------------------------------
                                                                     Required for Adequate         To Be Well
                                                    Actual                 Capital 1             Capitalized 1
                                             ------------------------------------------------------------------------
December 31                                    Amount       Ratio      Amount       Ratio       Amount       Ratio
---------------------------------------------------------------------------------------------------------------------
Total capital 1 (to risk-weighted assets)        $9,100     10.0%       $7,295       8.0%        $9,119       10.0%

Tier 1 capital 1 (to risk-weighted assets)        8,145      8.9         3,648       4.0          5,472        6.0

Tier 1 capital 1 (to average assets)              8,145      7.5         4,344       4.0          6,517        6.0

1 As defined by regulatory agencies

                                                                             1997
                                             ------------------------------------------------------------------------
                                                                     Required for Adequate         To Be Well
                                                    Actual                 Capital 1             Capitalized 1
                                             ------------------------------------------------------------------------
December 31                                    Amount       Ratio      Amount       Ratio       Amount       Ratio
---------------------------------------------------------------------------------------------------------------------

Total capital 1 (to risk-weighted assets)        $8,139     11.3%       $5,789       8.0%        $7,236       10.0%

Tier 1 capital 1 (to risk-weighted assets)        7,291     10.1         2,895       4.0          4,342        6.0

Tier 1 capital 1 (to average assets)              7,291      7.8         3,758       4.0          5,638        6.0

1 As defined by regulatory agencies

Note 14 -- Employee Benefits

Effective January 1, 1995, the Bank adopted a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $16,000, $8,000 and $6,000 for 1998, 1997 and 1996.

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

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


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

Although the Company has elected to follow APB No. 25, Standard Financial Accounting Standards ("SFAS") No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                           1998             1997
                                                                   ----------------------------------
Risk-free interest rates                                              5.55% and 5.67%       6.67%
Dividend yields                                                                              .73%
Volatility factors of expected market price of common stock                9.00%            8.00%

Weighted-average expected life of the options                             9 years          9 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                        1998       1997
                                                     -----------------------

Net income                         As reported           $803        $738
                                   Pro forma              779         726

Basic Earnings per share           As reported           .81         .75
                                   Pro forma             .78         .73

Diluted earnings per share         As reported           .80         .74
                                   Pro forma             .77         .72

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)


The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 1998, 1997 and 1996.

Year Ended December 31                             1998                         1997                       1996
----------------------------------------------------------------------------------------------------------------------------
                                                       Weighted-                   Weighted-                   Weighted-
                                                        Average                     Average                     Average
                 Options                  Shares    Exercise Price     Shares    Exercise Price    Shares   Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year              51,511       $  6.14         46,261     $  5.54         66,771        $5.54
Granted                                     16,000         11.56          5,250       11.43
Exercised                                  (15,420)         5.54                                    20,510         5.54
Expired                                     (2,000)        11.50
                                       =============                =============               =============

Outstanding, end of year                    50,091       $  7.77         51,511     $  6.14         46,261        $5.54
                                       =============                =============               =============

Options exercisable at year end             41,091                       51,511                     46,261

Weighted-average fair value of options
   granted during the year                   $4.50                        $4.00


As of December 31, 1998, options outstanding of 30,841 have an exercise price of $5.54 and weighted-average remaining contractual lives of 3.5 years; options outstanding of 19,250 have exercise prices ranging from $11.00 to $11.50 and weighted-average remaining contractual lives of 9.0 years.

As of December 31, 1998, options exercisable of 30,841 have an exercise price of $5.54 and weighted-average remaining contractual lives of 3.5 years; options exercisable of 10,250 have exercise prices ranging from $11.00 to $11.43 and weighted-average remaining contractual lives of 8.9 years.


Note 15 -- Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 1998                                        $   745

Changes in composition of related parties                            377
New loans, including renewals                                        441
Payments, etc., including renewals                                  (526)
                                                               ------------

Balances, December 31, 1998                                       $1,037
                                                               ============

Deposits from related parties held by the Banks at December 31, 1998 and 1997 totaled $1,094,000 and $980,000.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)


Note 16 -- Earnings Per Share

Earnings per share ("EPS") were computed as follows:

                                                                             Year Ended December 31, 1998
                                                                      ------------------------------------------
                                                                                  Weighted Average    Per Share
                                                                       Income          Shares          Amount
                                                                      ------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                 $803          994,432         $.81
                                                                                                   =============
Effect of Dilutive Stock Options                                                          12,383
Effect of Convertible Debt                                                                   168
                                                                      ------------------------------
Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions         $803        1,006,983         $.80
                                                                      ==========================================

Options to purchase 19,250 shares of common stock at prices ranging from $11.00 to $11.50 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                             Year Ended December 31, 1997
                                                                      ------------------------------------------
                                                                                  Weighted Average
                                                                                       Shares         Per Share
                                                                       Income                          Amount
                                                                      ------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                 $738          989,848         $.75
                                                                                                   =============
Effect of Dilutive Stock Options                                                          13,803
                                                                      ------------------------------
Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions         $738        1,003,651         $.74
                                                                      ==========================================

Options to purchase 5,250 shares of common stock at $11.43 per share were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                             Year Ended December 31, 1996
                                                                      ------------------------------------------
                                                                                  Weighted Average
                                                                                       Shares         Per Share
                                                                       Income                          Amount
                                                                      ------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                   $341        986,043         $.35
                                                                                                   =============
Effect of Dilutive Stock Options                                                          14,757
                                                                      ------------------------------
Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions           $341      1,000,800         $.34
                                                                      ==========================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 17 -- Fair Values of Financial Instruments

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

FHLB Advances--The fair value of advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

Other Borrowing--The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

The estimated fair values of the Company's financial instruments are as follows:

                                                               1998                       1997
                                                    ------------------------------------------------
                                                      Carrying      Fair       Carrying     Fair
December 31                                            Value        Value       Value       Value
----------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                           $14,292      $14,292     $11,231     $11,231
   Investment securities available for sale              7,047        7,047       2,771       2,771
   Investment securities held to maturity                1,033        1,060       1,709       1,734
   Loans, net                                           93,364       94,650      79,152      80,403
   Stock in FHLB                                           778          778         778         778
   Interest receivable                                     929          929         700         700

Liabilities
   Deposits                                            106,193      106,506      87,695      87,806
   FHLB advances                                         4,753        4,773       2,930       2,908
   Other borrowings                                      1,382        1,371
   Interest payable                                        259          259         251         251

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 18 -- Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             Condensed Balance Sheet

December 31                                                         1998           1997
----------------------------------------------------------------------------------------------
Assets
   Cash on deposit with subsidiary                                  $   215        $     88
   Investment in common stock of subsidiaries                         8,211           7,324
   Other assets                                                         230             139
                                                                ------------------------------

         Total assets                                                $8,656          $7,551
                                                                ==============================

Liabilities
   Convertible notes                                                 $  170
   Other liabilities                                                               $      1
                                                                ------------------------------
         Total liabilities                                              170               1

Stockholders' Equity                                                  8,486           7,550
                                                                ------------------------------

         Total liabilities and stockholders' equity                  $8,656          $7,551
                                                                ==============================

                          Condensed Statement of Income

Year Ended December 31                                              1998        1997        1996
-----------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiary                                         $100        $165
   Other interest income and dividends                                  1           1        $  1
                                                                -------------------------------------
         Total income                                                 101         166           1
                                                                -------------------------------------

Expenses
   Salaries and employee benefits                                      41          44          20
   Professional fees                                                   59          46          55
   Other expenses                                                      15          18          12
                                                                -------------------------------------
         Total expenses                                               115         108          87
                                                                -------------------------------------

Income (loss) before income tax benefit and equity in
   undistributed income of subsidiaries                               (14)         58         (86)
   Income tax benefit                                                 (45)        (42)        (34)
                                                                -------------------------------------

Income (loss) before equity in undistributed income
   of subsidiaries                                                     31         100         (52)
   Equity in undistributed income of subsidiaries                     772         638         393
                                                                -------------------------------------

Net Income                                                           $803        $738        $341
                                                                =====================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)



                        Condensed Statement of Cash Flows

Year Ended December 31                                                   1998          1997         1996
------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                            $803          $738         $341
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities                                      (863)         (620)        (421)
                                                                     ---------------------------------------
         Net cash provided (used) by operating activities                 (60)          118          (80)
                                                                     ---------------------------------------

Investing Activity--capital contributions to subsidiary                   (130)
                                                                     ---------------------------------------

Financing Activities
   Cash dividends                                                                       (94)
   Stock options exercised                                                119                        113
   Rights exercised, net of costs                                          28
   Proceeds from borrowings                                               170
                                                                     ---------------------------------------
         Net cash provided (used) by financing activities                 317           (94)         113
                                                                     ---------------------------------------

Net Change in Cash on Deposit                                             127            24           33

Cash on Deposit at Beginning of Year                                       88            64           31
                                                                     ---------------------------------------

Cash on Deposit at End of Year                                           $215          $ 88         $ 64
                                                                     =======================================