Form 10-Q
period 1999-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 1999-05-17
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------   ------------

Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          Indiana                                   35-1833586
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

                                              Yes  X       No
                                                  ---         ---
Outstanding Shares of Common Stock on May 13, 1999:  1,022,008

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX
                                    Page No.

Forward Looking Statement.....................................................3

Part I. Financial Information:

    Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheet.................................4

         Consolidated Condensed Statement of Income...........................5

         Consolidated Condensed Statement of Comprehensive Income ............6

         Consolidated Condensed Statement of Stockholders' Equity.............7

         Consolidated Condensed Statement of Cash Flows.......................8

         Notes to Consolidated Condensed Financial Statements.................9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk......13

Part II.  Other Information:

    Item 1.  Legal Proceedings...............................................16

    Item 2.  Changes In Securities...........................................16

    Item 3.  Defaults Upon Senior Securities.................................16

    Item 4.  Submission of Matters to a Vote of Security Holders.............16

    Item 5.  Other Information...............................................16

    Item 6.  Exhibits and Reports on Form 8-K................................16

Signatures...................................................................17

                            FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

Item 1            Financial Statements
------            --------------------

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                     March 31,          December 31,
                                                                       1999              1998
                                                                --------------------------------------
Assets
     Cash and due from banks                                      $   1,479,198   $     1,185,790

     Short-term interest-bearing deposits                             9,451,053        13,106,281
                                                                --------------------------------------
         Cash and cash equivalents                                   10,930,250        14,292,071
     Investment securities
         Available for sale                                           9,581,423         7,047,098
         Held to maturity                                               662,321         1,032,525
                                                                --------------------------------------
              Total investment securities                            10,243,744         8,079,623
     Loans                                                           99,093,728        94,319,271
         Allowance for loan losses                                      997,404           955,099
                                                                --------------------------------------
              Net Loans                                              98,096,324        93,364,172
     Premises and equipment                                           3,356,554         3,333,331
     Federal Home Loan Bank of Indianapolis stock, at cost              777,800           777,800
     Interest receivable                                                934,491           928,953
     Other assets                                                       606,695           495,643
                                                                --------------------------------------

         Total assets                                             $ 124,945,858     $ 121,271,593
                                                                ======================================

Liabilities
     Deposits
         Noninterest-bearing                                    $     7,241,087   $     7,976,350
         Interest-bearing                                           100,266,343        98,216,774
                                                                --------------------------------------
              Total deposits                                        107,507,430       106,193,124
     Federal Home Loan Bank of Indianapolis advances                  5,753,457         4,753,457
     Other borrowings                                                 2,208,051         1,381,933
     Interest payable                                                   342,766           258,867
     Other liabilities                                                  386,274           198,107
                                                                --------------------------------------
         Total liabilities                                          116,197,978       112,785,488
                                                                --------------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,022,008 and 1,011,412 shares      6,973,618         6,869,426
     Retained earnings and contributed capital                        1,772,155         1,597,830
     Accumulated other comprehensive income                               2,107            18,849
                                                                --------------------------------------
         Total stockholders' equity                                   8,747,880         8,486,105
                                                                --------------------------------------

         Total liabilities and stockholders' equity               $ 124,945,858     $ 121,271,593
                                                                ======================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31
                                                           ----------------------------------
                                                                 1999            1998
                                                           ----------------------------------
Interest Income
     Loans, including fees                                 $  2,117,149      $ 1,800,939
     Investment securities
         Taxable                                                 41,302           57,595
         Tax exempt                                              68,588           17,602
     Interest-bearing time deposits                              82,378          101,154
     Dividends                                                   16,802           16,669
                                                           ----------------------------------
         Total interest income                                2,326,219        1,993,959
                                                           ----------------------------------

Interest Expense
     Deposits                                                 1,124,906        1,036,089
     FHLB advances                                               76,211           42,382
     Other borrowings                                            27,397
                                                           ----------------------------------
         Total interest expense                               1,228,514        1,078,471
                                                           ----------------------------------

Net Interest Income                                           1,097,705          915,488
     Provision for loan losses                                   75,000           60,000
                                                           ----------------------------------
Net Interest Income After Provision for Loan Losses           1,022,705          855,488
                                                           ----------------------------------

Other Income
     Trust fees                                                   3,740           22,595
     Service charges on deposit accounts                         75,168           72,628
     Other operating income                                      16,222            9,003
                                                           ----------------------------------
         Total other income                                      95,130          104,226
                                                           ----------------------------------

Other Expenses
     Salaries and employee benefits                             381,122          307,859
     Premises and equipment                                      89,824           76,270
     Advertising                                                 40,742           26,295
     Data processing fees                                        81,089           65,122
     Deposit insurance expense                                   14,009           12,508
     Printing and office supplies                                28,700           27,567
     Legal and professional fees                                 39,666           23,565
     Telephone expense                                           23,629           16,849
     Other operating expense                                    133,840           90,830
                                                           ----------------------------------
         Total other expenses                                   832,621          646,865
                                                           ----------------------------------

Income Before Income Tax                                        285,214          312,849
     Income tax expense                                          80,229          104,855
                                                           ----------------------------------

Net Income                                                 $    204,985     $    207,994
                                                           ==================================

Basic earnings per share                                   $        .20     $        .21
Diluted earnings per share                                          .20              .21

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                      1999            1998
                                                                                ---------------------------------

  Net Income
  Other comprehensive income, net of tax                                           $204,985           $ 207,994
      Unrealized losses on securities available

          Unrealized holding losses arising during the period, net of               (16,742)             (5,932)
          tax benefit of $10,981 and $3,891
                                                                                =================================
   Comprehensive income                                                            $188,243           $ 202,062
                                                                                =================================

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

                                                                          Retained
                                              Common Stock                Earnings            Accumulated
                                     -------------------------------         and                 Other
                                         Shares                          Contributed         Comprehensive
                                       Outstanding       Amount            Capital              Income             Total
                                     -----------------------------------------------------------------------------------------
Balances, January 1, 1999              1,011,412       $ 6,869,426       $ 1,597,830           $ 18,849         $ 8,486,105

    Net income for the period                                                204,985                                204,985
    Unrealized losses on securities                                                             (16,742)            (16,742)
    Cash dividend ($.03 per share)                                           (30,660)                               (30,660)
    Rights exercised, net of cost
    of $1,768                             10,596           104,192                                                  104,192
                                     -----------------------------------------------------------------------------------------

Balances, March 31, 1999               1,022,008       $ 6,973,618       $ 1,772,155           $  2,107         $ 8,747,880
                                     =========================================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                     1999                1998
                                                                              ------------------------------------
Operating Activities
     Net income                                                               $     204,985       $     207,994
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                     75,000              60,000
       Depreciation and amortization                                                 47,179              34,083
       Investment securities amortization                                            14,904                 378
       Gain on sale of foreclosed real estate                                        (7,241)
       Net change in:
         Interest receivable                                                         (5,538)             26,680
         Interest payable                                                            83,899              70,314
         Other assets                                                              (100,071)            (22,463)
         Other liabilities                                                          157,506              22,162
                                                                              ------------------------------------
              Net cash provided by operating activities                             470,623             399,148
                                                                              ------------------------------------

Investing Activities
     Purchases of securities available for sale                                  (2,976,747)
     Proceeds from maturities of securities available for sale                      400,000              35,000
     Proceeds from paydowns and maturities of securities held to maturity           370,000             400,000
     Net change in loans                                                         (4,872,411)         (1,969,279)
     Proceeds from sale of foreclosed real estate                                    72,500              56,636
     Purchases of property and equipment                                            (70,402)            (67,210)
                                                                              ------------------------------------
              Net cash used by investing activities                              (7,077,060)         (1,544,853)
                                                                              ------------------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                             (7,203,975)           (681,711)
       Certificates of Deposit                                                    8,518,281           2,011,230
     Proceeds from borrowings                                                     1,830,000
     Repayment of borrowings                                                         (3,882)
     Rights exercised, net of costs                                                 104,192
                                                                              ------------------------------------
              Net cash provided by financing activities                           3,244,616           1,329,519
                                                                              ------------------------------------

Net Change in Cash and Cash Equivalents                                          (3,361,821)            183,814

Cash and Cash Equivalents, Beginning of Period                                   14,292,071          11,231,228
                                                                              ------------------------------------

Cash and Cash Equivalents, End of Period                                      $  10,930,250       $  11,415,042
                                                                              ====================================

Supplemental cash flow disclosures
     Interest paid                                                            $   1,144,615       $   1,008,157
     Income tax paid                                                                 26,570             113,925
     Dividend payable                                                                30,660

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1999
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1998, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                              Three Months Ended                      Three Months Ended
                                                March 31, 1999                          March 31, 1998
                                                --------------                          --------------
                                                   Weighted                                 Weighted
                                                    Average        Per Share                Average      Per Share
                                        Income      Shares          Amount      Income       Shares        Amount
                                        ------     --------        ---------    ------      --------     ---------
Basic earnings per share
      Income available to common
       shareholders                    $ 204,985   1,019,864          .20       $207,994     989,848       $ .21
                                                                   =======                               ========

Effect of dilutive stock options                       7,160                                  14,498
                                      -----------------------                  ---------------------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                     $ 204,985   1,027,024         .20       $207,994    1,004,346       $ .21
                                      ===================================     ===================================

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
------            -----------------------------------------------------------

General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. On May 26, 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to the Bank properties currently owned by the Bank thereby allowing the Bank to redeploy its capital to other uses. To that end, on July 15, 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of the Bank's Bargersville branch office at 210 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana.

On December 18, 1998, FCREMI borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of the Bank's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana. The Bank will make monthly lease payments to FCREM as lessee of these locations. These lease payments will be sufficient to service the debt. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

The Bank's profitability depends primarily upon the difference between the income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans and investments and the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid.

Results of Operations
---------------------

First Community Bancshares, Inc. had net income of $205,000 and $208,000 for the three months ending March 31, 1999 and 1998, respectively. Net interest income was $1.1 million and $915,000 for the three months ending March 31, 1999 and March 31, 1998, respectively.

Net income decreased $3,000 for the three months ended March 31, 1999, when compared to the same period in 1998, due primarily to general increases in other expenses offset by an increase in net interest income. This increase in net interest income resulted primarily from increases in interest income on loans and tax exempt investment securities offset by an increase in interest expense. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities. The increases in other expenses were directly a result of the overall growth of the Bank. Income taxes decreased $25,000 for the three months ended March 31, 1999, when compared to the same period in 1998, because of an increase in the Company's tax exempt securities portfolio.

Balance Sheet
-------------

Loans and Deposits The Bank had an increase in net loans outstanding from $93.4 million on December 31, 1998 to $98.1 million on March 31, 1999. Deposits increased from $106.2 million on December 31, 1998 to $107.5 million on March 31, 1999.

These increases in loans and deposits can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic areas serviced; (ii) increased per-household disposable income in the geographic areas serviced;
(iii) movement of the home office of one of the locally owned banks away from the city in which the Company is located; and (iv) the acquisition of certain local financial institutions by larger national and regional banks and the preference of certain individuals in the service area for dealing with a locally owned institution.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans
----------------------------------------------------------------------------
The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 1999, the Bank had 1.1 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $997,000 or 1.0% of net loans receivable at March 31, 1999 compared to $955,000 or 1.0% of net loans receivable at December 31, 1998. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $348,000 at March 31, 1999 compared to $17,000 at December 31, 1998.

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

Management believes that it has adequate liquidity for the Company's short-and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $5.8 million and $4.8 million at March 31, 1999 and December 31, 1998, respectively.

On October 30, 1998, the Company issued rights and warrants to shareholders to purchase one share of common stock of the Company for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights were exercisable until March 30, 1999 and the warrants will not become exercisable until September 15, 1999. The net proceeds to the Company from the sale of the stock, after deducting the expenses, were $133,000. The purpose of the rights offering was to raise additional capital for the Bank to support additional growth and for general corporate purposes.

In addition, on October 30, 1998, the Company commenced the offer and sale of up to $1 million in unsecured convertible notes, of which all $1 million were sold. The notes are due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Company at the conversion price of $11.00 per share. The net proceeds of this offering will be used to provide capital to FCREM to acquire and lease branch facilities to the Bank and to provide additional capital to the Bank to support asset growth.

At March 31, 1999, the Bank had core capital of approximately 7.7% and risk-based capital in excess of 8.0%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

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

Year 2000 Compliance
--------------------

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

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of December 31, 1998, the Company had completed an inventory of all hardware and software systems and had made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 Issue.

The Company's data processing is performed primarily by a third party servicer. The Company was informed by its primary service provider that all reprogramming efforts were completed at December 31, 1998, allowing the Company adequate time for testing. The Company had completed testing by March 31, 1999.

The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently, the Company is dependent on the vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. Most of the Company's vendors have provided responses as to where they stand regarding Year 2000 readiness. Those who have not responded to the Company's status requests are being contacted again. Depending on the responses received from the third party vendors, the Company will make decisions as to whether to continue those relationships or to search for new providers of those services.

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

At this time, it is estimated that costs associated with Year 2000 issues will not be material in 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur. The Company may ultimately be required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, program and equipment Year 2000 compliant. Failure to do so could adversely impact its financial position and results of operation. Amounts expensed in 1999 and 1998 were immaterial.

Item 3            Quantitative and Qualitative Disclosures About Market Risk
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

At March 31, 1999, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 19.16%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .42% at March 31, 1999 and .45% at December 31, 1998.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                           At March 31, 1999 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             ------------- ------------- ------------- ------------ -------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $  11,742     $   4,676      $  7,959                   $  24,377
   Fixed rate mortgages                           5,015         2,485         2,360       $13,606        23,466
   Commercial loans                              13,691         2,576         1,283           246        17,796
   Consumer loans                                12,208        11,880         5,306           738        30,032
   Tax-exempt loans and leases                                                              3,297         3,297
   Investments                                    1,102         1,737         2,594         4,810        10,243
   FHLB stock                                       778                                                     778
   Interest-bearing deposits                      9,451                                                   9,451
                                             ------------- ------------- ------------- ------------ -------------
       Total interest-earning assets             53,987        23,354        19,402        22,697       119,440
                                             ------------- ------------- ------------- ------------ -------------
Interest-bearing liabilities:
   Fixed maturity deposits                       42,419       19,155          3,328            27        64,929
   Other deposits                                35,337                                                  35,337
   FHLB advances                                    156        1,760          3,837                       5,753
   Other Borrowings                                  18           40          1,150         1,000         2,208
                                             ------------- ------------- ------------- ------------ -------------
       Total interest-bearing liabilities        77,930       20,955          8,315         1,027       108,227
                                             ------------- ------------- ------------- ------------ -------------
Excess (deficiency) of interest-earning         (23,943)       2,399         11,087        21,670        11,213
assets over interest-bearing liabilities
Cumulative excess (deficiency) of               (23,943)     (21,544)       (10,457)       11,213
interest-earning assets over
interest-bearing liabilities
Cumulative ratio at March 31, 1999 as a         (19.16)%     (17.24)%       (8.37)%        8.97%
percent of total assets

The following table provides information about the Company's significant financial instruments at March 31, 1999 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                                                               Maturing in years ending March 31,
                                   -----------------------------------------------------------------------------------------

                                      2000        2001       2002      2003       2004    Thereafter    Total     Fair Value
                                   ----------- ----------- --------- ---------- --------- ----------- ----------- ----------
Assets
------
  Investment securities
  available for sale
      Fixed rate                    $   837     $  989     $  643     $1,370     $  972    $  4,750   $ 9,581      $ 9,581
        Average interest rate          8.92%      5.31%      5.92%      5.68%      5.77%       6.13%     6.18%
  Investment securities held to
  maturity
      Fixed rate                        265        105                              232          60       662          687
        Average interest rate          6.40%      6.85%                            7.11%       7.37%     6.81%

  Loans
      Fixed rate                     18,111      9,211      7,356      5,169      3,244      17,887    60,978       61,811
        Average interest rate          8.78%      9.06%      8.79%      8.56%      8.27%       7.77%     8.48%

      Variable rate                  10,192      2,701      2,608      1,122      1,185      20,182    37,990       38,353
        Average interest rate          9.23%      9.19%      9.12%      8.72%      8.99%       8.13%     8.61%

Liabilities
-----------
  Deposits
    NOW, Money Market and
    Savings Deposits
      Variable rate                  35,337                                                            35,337       35,337
        Average interest rate          3.33%                                                             3.33%
    Certificates of Deposit

      Fixed rate                     42,419     18,271        884      1,463      1,865          27    64,929       65,300
        Average interest rate          5.51%      5.46%      5.90%      6.06%      5.80%       6.10%     5.52%

    FHLB advances
      Fixed rate                        156        638      1,122      2,603      1,234                 5,753        5,739
        Average interest rate          6.01%      6.05%      6.01%      5.55%      5.49%                 5.69%

    Other borrowings
      Fixed rate                         10         11         11         12        370       1,000     1,414       1,394
        Average interest rate          7.25%      7.25%      7.25%      7.25%      7.25%       7.00%     7.07%


      Variable rate                       8          9           9        10        758                   794         788
        Average interest rate          7.38%      7.38%      7.38%      7.38%      7.38%                 7.38%

                           Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  On February 3, 1999, Albert R. Jackson, III, was granted an Option to purchase 2,500 shares of common stock of the Company, and Linda J. Janesik and two other officers were each granted Options to purchase 1,000 shares of common stock of the Company at a purchase price of $9.125 per share. These Options vested at the time of grant and expire February 3, 2009. The Options were granted in reliance upon Section 4(2) of the Securities Act of 1933.

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
                  (a)      Exhibit 27   Financial Data Schedule.
                  (b) No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST COMMUNITY BANCSHARES, INC.

    Date:    May 17, 1999                 By:  /s/ Albert R. Jackson, III
             ------------                    --------------------------------
                                          Albert R. Jackson, III
                                          Chief Executive Officer and Director

    Date:    May 17, 1999                 By: /s/ Linda J. Janesik
             ------------                    --------------------------------
                                          Linda J. Janesik, Chief Financial
                                          Officer