Form 10-Q
period 1999-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1999-08-16
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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

Outstanding Shares of Common Stock on August 9, 1999: 1,019,853

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX
                                                                      Page No.
                                                                      --------

Forward Looking Statement....................................................3

Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheet.......................4

                  Consolidated Condensed Statement of Income.................5

                  Consolidated Condensed Statement of Comprehensive Income ..6

                  Consolidated Condensed Statement of Stockholders' Equity...7

                  Consolidated Condensed Statement of Cash Flows.............8

                  Notes to Consolidated Condensed Financial Statements.......9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....13

Part II.  Other Information:

    Item 1.  Legal Proceedings..............................................16

    Item 2.  Changes In Securities..........................................16

    Item 3.  Defaults Upon Senior Securities................................16

    Item 4.   Submission of Matters to a Vote of Security Holders...........16

    Item 5.  Other Information..............................................16

    Item 6.  Exhibits and Reports on Form 8-K...............................16

Signatures..................................................................17

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

Item 1.           Financial Statements
-------           --------------------

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                     June 30,        December 31,
                                                                       1999              1998
                                                                   ------------------------------
Assets
     Cash and due from banks                                       $   1,387,246    $   1,185,790
     Short-term interest-bearing deposits                             17,388,507       13,106,281
                                                                   ------------------------------
         Cash and cash equivalents                                    18,775,753       14,292,071
     Investment securities
         Available for sale                                           12,456,505        7,047,098
         Held to maturity                                                837,247        1,032,525
                                                                   ------------------------------
              Total investment securities                             13,293,752        8,079,623
     Loans                                                           100,930,354       94,319,271
         Allowance for loan losses                                     1,045,786          955,099
                                                                   ------------------------------
              Net Loans                                               99,884,568       93,364,172
     Premises and equipment                                            3,438,579        3,333,331
     Federal Home Loan Bank of Indianapolis stock, at cost               777,800          777,800
     Interest receivable                                               1,008,412          928,953
     Other assets                                                        736,315          495,643
                                                                   ------------------------------

         Total assets                                              $ 137,915,179    $ 121,271,593
                                                                   ==============================

Liabilities
     Deposits
         Noninterest-bearing                                       $   8,674,869    $   7,976,350
         Interest-bearing                                            111,985,330       98,216,774
                                                                   ------------------------------
              Total deposits                                         120,660,199      106,193,124
     Federal Home Loan Bank of Indianapolis advances                   5,753,457        4,753,457
     Other borrowings                                                  2,203,775        1,381,933
     Interest payable                                                    266,545          258,867
     Other liabilities                                                   253,348          198,107
                                                                   ------------------------------
         Total liabilities                                           129,137,324      112,785,488
                                                                   ------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,021,287 and 1,011,412 shares       6,967,489        6,869,426
     Retained earnings and contributed capital                         1,921,916        1,597,830
     Accumulated other comprehensive income (loss)                      (111,550)          18,849
                                                                   ------------------------------
         Total stockholders' equity                                    8,777,855        8,486,105
                                                                   ------------------------------

         Total liabilities and stockholders' equity                $ 137,915,179    $ 121,271,593
                                                                   ==============================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                   June 30,
                                                      -------------------------------------------------
                                                         1999         1998          1999        1998
                                                      -------------------------------------------------
Interest Income
     Loans, including fees                            $2,117,343   $1,879,631   $4,234,492   $3,680,570
     Investment securities
         Taxable                                          62,372       75,013      103,674      132,608
         Tax exempt                                       92,269       19,443      160,857       37,045
     Interest-bearing time deposits                      129,325      112,308      211,703      213,462
     Dividends                                            15,513       15,513       32,315       32,182
                                                      -------------------------------------------------
         Total interest income                         2,416,822    2,101,908    4,743,041    4,095,867
                                                      -------------------------------------------------

Interest Expense
     Deposits                                          1,226,219    1,091,937    2,351,125    2,128,026
     FHLB advances                                        80,821       44,913      157,032       87,295
     Other borrowings                                     39,490                    66,887
                                                      -------------------------------------------------
         Total interest expense                        1,346,530    1,136,850    2,575,044    2,215,321
                                                      -------------------------------------------------

Net Interest Income                                    1,070,292      965,058    2,167,997    1,880,546
     Provision for loan losses                            75,000       69,000      150,000      129,000
                                                      -------------------------------------------------
Net Interest Income After Provision for Loan Losses      995,292      896,058    2,017,997    1,751,546
                                                      -------------------------------------------------

Other Income
     Trust fees                                           21,575        6,058       25,315       28,653
     Service charges on deposit accounts                  80,287       76,328      155,455      148,956
     Other operating income                                9,723       11,073       25,945       20,076
                                                      -------------------------------------------------
         Total other income                              111,585       93,459      206,715      197,685
                                                      -------------------------------------------------

Other Expenses
     Salaries and employee benefits                      399,093      344,073      780,215      651,932
     Premises and equipment                               93,879       79,189      183,703      155,459
     Advertising                                          44,320       36,942       85,062       63,237
     Data processing fees                                 82,646       63,749      163,735      128,871
     Deposit insurance expense                            15,334       13,369       29,343       25,877
     Printing and office supplies                         31,125       28,633       59,825       56,200
     Legal and professional fees                          72,960       40,369      112,626       63,934
     Telephone expense                                    22,895       16,711       46,524       33,560
     Other operating expense                             112,407      103,785      246,247      194,615
                                                      -------------------------------------------------
         Total other expenses                            874,659      726,820    1,707,280    1,373,685
                                                      -------------------------------------------------

Income Before Income Tax                                 232,218      262,697      517,432      575,546
     Income tax expense                                   51,818       83,005      132,047      187,860
                                                      -------------------------------------------------

Net Income                                            $  180,400   $  179,692      385,385   $  387,686
                                                      =================================================

Basic earnings per share                              $      .18   $      .18    $     .38   $      .39

Diluted earnings per share
                                                             .17          .18          .37          .39

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)


                                                         Three Months Ended         Six Months Ended
                                                              June 30,                   June 30,
                                                      -------------------------------------------------
                                                         1999         1998          1999        1998
                                                      -------------------------------------------------
Net Income                                            $ 180,400    $ 179,692    $ 385,385    $ 387,686
Other comprehensive income, net of tax
    Unrealized losses on securities available
    Unrealized holding losses arising during
    the period, net of tax benefit of $74,547,
    $701, $85,527 and $4,592                           (113,657)      (1,069)    (130,399)      (7,001)
                                                      -------------------------------------------------
 Comprehensive income                                 $  66,743    $ 178,623    $ 254,986    $ 380,685
                                                      =================================================

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                                   (Unaudited)

                                                                      Retained
                                             Common Stock             Earnings     Accumulated
                                       ------------------------         and           Other
                                         Shares                     Contributed   Comprehensive
                                       Outstanding       Amount       Capital         Income         Total
                                      -----------------------------------------------------------------------
Balances, January 1, 1999               1,011,412    $ 6,869,426    $ 1,597,830    $    18,849    $ 8,486,105

    Net income for the period                                           385,385                       385,385
    Unrealized losses on securities                                                   (130,399)      (130,399)
    Cash dividend ($.06 per share)                                      (61,299)                      (61,299)
    Purchase of stock                        (721)        (6,129)                                      (6,129)
    Rights exercised, net of cost
    of $1,768                              10,596        104,192                                      104,192
                                      -----------------------------------------------------------------------

Balances, June 30, 1999                 1,021,287    $ 6,967,489    $ 1,921,916    $  (111,550)   $ 8,777,855
                                      =======================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                            ----------------------------
                                                                                1999            1998
                                                                            ----------------------------
Operating Activities
     Net income                                                             $    385,385    $    387,686
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                 150,000         129,000
       Depreciation and amortization                                              94,777          67,212
       Investment securities amortization                                         31,674             699
       Gain on sale of foreclosed real estate                                     (7,241)
       Gain on sale of fixed assets                                                2,318
       Net change in:
         Interest receivable                                                     (79,459)        (56,027)
         Interest payable                                                          7,678          83,726
         Other assets                                                           (155,144)        (69,506)
         Other liabilities                                                        24,602        (117,434)
                                                                            ----------------------------
              Net cash provided by operating activities                          454,590         425,356
                                                                            ----------------------------

Investing Activities
     Purchases of securities available for sale                               (6,146,730)     (1,414,479)
     Proceeds from maturities of securities available for sale                   490,000          70,000
     Purchases of securities held to maturity                                   (225,000)
     Proceeds from paydowns and maturities of securities held to maturity        420,000         540,000
     Net change in loans                                                      (6,735,655)     (7,052,170)
     Proceeds from sale of foreclosed real estate                                 72,500          56,636
     Purchases of property and equipment                                        (202,343)       (475,546)
                                                                            ----------------------------
              Net cash used by investing activities                          (12,327,228)     (8,275,559)
                                                                            ----------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                           3,752,477         752,392
       Certificates of Deposit                                                10,714,598       4,307,723
     Proceeds from borrowings                                                  1,830,000
     Repayment of borrowings                                                      (8,158)
     Purchase of stock                                                            (6,129)
     Cash dividends                                                              (30,660)
     Rights exercised, net of costs                                              104,192
                                                                            ----------------------------
              Net cash provided by financing activities                       16,356,320       5,060,115
                                                                            ----------------------------

Net Change in Cash and Cash Equivalents                                        4,483,682      (2,790,088)

Cash and Cash Equivalents, Beginning of Period                                14,292,071      11,231,228
                                                                            ----------------------------

Cash and Cash Equivalents, End of Period                                    $ 18,775,753    $  8,441,140
                                                                            ============================

Supplemental cash flow disclosures
     Interest paid                                                          $  2,567,366    $  2,131,595
     Income tax paid                                                             246,570         135,550
     Dividend payable                                                             30,639

See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1998, Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 1999, and for the six and three months ended June 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                          Three Months Ended              Three Months Ended
                                             June 30, 1999                   June 30, 1998
                                          ------------------              ------------------
                                               Weighted                        Weighted
                                                Average   Per Share             Average   Per Share
                                     Income     Shares      Amount   Income     Shares      Amount
                                     ------    --------   ---------  ------    --------   ---------
Basic earnings per share
      Income available to common
       shareholders                $ 180,400   1,021,850   $   .18  $ 179,692   989,848   $   .18
                                                           =======                        =======

Effect of dilutive stock options                   7,160                         13,867
Effect of convertible debt            10,568      80,455
                                   ---------------------            -------------------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                 $ 190,968   1,109,465   $   .17  $ 179,692   1,003,715 $   .18
                                   ===============================  =============================

                                           Six Months Ended                Six Months Ended
                                             June 30, 1999                   June 30, 1998
                                          ------------------              ------------------
                                               Weighted                        Weighted
                                                Average   Per Share             Average   Per Share
                                     Income     Shares      Amount   Income     Shares      Amount
                                     ------    --------   ---------  ------    --------   ---------
Basic earnings per share
      Income available to common
       shareholders                $ 385,385   1,020,862   $   .38  $ 387,686   989,848   $   .39
                                                           =======                        =======

Effect of dilutive stock options                  10,530                         14,182
Effect of convertible debt            13,836      40,227
                                   ---------------------            -------------------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                 $ 399,221   1,071,619   $   .37$ 387,686   1,004,030   $   .39
                                   ===============================  =============================

Item 2            Management's Discussion and Analysis of Financial Condition
------            and Results of Operations
                  -----------------------------------------------------------

General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. First Community Real Estate Management, Inc. is also a wholly-owned subsidiary and its purpose is to purchase and lease back to the Bank properties currently owned by the Bank thereby allowing the Bank to redeploy its capital to other uses. FCREMI borrowed $800,000 at an interest rate of 1.125% under prime, (as defined in the loan agreement) adjustable every 5 years for a term of 30 years with payments due in monthly installments, from another financial institution in order to purchase the land and building of the Bank's Bargersville branch office at 210 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. On December 18, 1998, FCREMI borrowed $416,000 at an interest rate of 7.25% (per annum) with payments due in monthly installments through November 2003 and a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of the Bank's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana. The Bank makes monthly lease payments to FCREM as lessee of these locations. These lease payments are in an amount sufficient to service the debt. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Results of Operations
---------------------

The Company had net income of $385,000 and $388,000 for the six months, and $180,000 and $180,000 for the three months ending June 30, 1999 and 1998, respectively. Net interest income was $2.2 million and $1.9 million for the six months, and $1.1 and $965,000 for the three months ending June 30, 1999 and 1998, respectively.

Net income decreased $3,000 for the six months ended June 30, 1999, when compared to the same periods in 1998 and was approximately the same for the three months ended June 30, 1999 and 1998, due primarily to general increases in other expenses offset by an increase in net interest income. These increases in net interest income resulted primarily from increases in interest income on loans and tax exempt investment securities offset by an increase in interest expense. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities. The increase in other expenses was a result of the overall growth of the Bank. Income taxes decreased $56,000 and $31,000 for the six and three months ended June 30, 1999, respectively, when compared to the same periods in 1998, because of increases in the Company's tax exempt securities portfolio.

Balance Sheet
-------------

Loans and Deposits The Bank had an increase in net loans outstanding from $93.4 million on December 31, 1998 to $99.9 million on June 30, 1999. Deposits increased from $106.2 million on December 31, 1998 to $120.7 million on June 30, 1999.

These increases in loans and deposits can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic areas serviced; (ii) increased per-household disposable income in the geographic areas serviced; and
(iii) the acquisition of certain local financial institutions by larger national and regional banks and the preference of certain individuals in the service area for dealing with a locally owned institution.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 1999, the Bank had $998,000 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1.0 million or 1.0% of net loans receivable at June 30, 1999 compared to $955,000 or 1.0% of net loans receivable at December 31, 1998. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $359,000 at June 30, 1999 compared to $17,000 at December 31, 1998.

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $5.8 million and $4.8 million at June 30, 1999 and December 31, 1998, respectively.

On October 30, 1998, the Company issued rights and warrants to shareholders to purchase one share of common stock of the Company for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights were exercisable until March 30, 1999 and the warrants will not become exercisable until September 15, 1999. Rights for 16,740 shares were exercised generating net proceeds to the Company, after deducting the expenses of the offering, of $133,000. The purpose of the rights offering was to raise additional capital for the Bank to support additional growth and for general corporate purposes.

In addition, on October 30, 1998, the Company commenced the offer and sale of up to $1 million in unsecured convertible notes, all of which were sold. The notes are due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Company at the conversion price of $11.00 per share. The net proceeds from this offering were used to provide capital to FCREM to acquire and lease branch facilities to the Bank and to provide additional capital to the Bank to support asset growth.

At June 30, 1999, the Bank had core capital of approximately 7.6% and risk-based capital in excess of 10.2%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

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

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of December 31, 1998, the Company had completed inventory of all hardware and software systems and had made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. The Company was informed by its primary service provider that all reprogramming efforts were completed at December 31, 1998 and the Company has completed testing, which revealed no material problems.

The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently, the Company is dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. Most of the Company's vendors have provided responses as to where they stand regarding Year 2000 readiness. Those who have not responded to the Company's status requests are being contacted again. Depending on the responses received from the third party vendors, the Company will make decisions as to whether to continue those relationships or to search for new providers of those services.

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

At this time, it is estimated that costs associated with Year 2000 issues will not be material in 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not ultimately be required to purchase replacement computer systems, programs and equipment. If the Company were to incur substantial expenses to make its current systems, program and equipment Year 2000 compliant, its financial position and results of operation could be adversely impacted. Amounts expensed in 1999 and 1998 were immaterial.


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

At June 30, 1999, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 20.9%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risks relate primarily to collection and to the fact that such loans often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .26% at June 30, 1999 and .45% at December 31, 1998.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                        At June 30, 1999 Maturing or Repricing
                                            -----------------------------------------------------------
                                            One Year       1 - 3        3 - 5       Over 5
                                            or Less        Years        Years       Years        Total
                                            -----------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                $ 11,597     $  4,904     $  7,865                 $ 24,366
   Fixed rate mortgages                        4,251        2,541        2,526     $ 14,670      23,988
   Commercial loans                           11,965        3,221        1,706          581      17,473
   Consumer loans                             12,612       12,522        5,658          897      31,689
   Tax-exempt loans and leases                                                        3,282       3,282
   Investments                                 1,552        2,630        3,087        6,025      13,294
   FHLB stock                                    779                                                779
   Interest-bearing deposits                  17,389                                             17,389
                                            -----------------------------------------------------------
       Total interest-earning assets          60,145       25,818       20,842       25,455     132,260
                                            -----------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                    43,954       18,671        3,400        1,094      67,119
   Other deposits                             44,860                                             44,860
   FHLB advances                                 156        1,760        3,837                    5,753
   Other Borrowings                               18           40        1,146        1,000       2,204
                                            -----------------------------------------------------------
       Total interest-bearing liabilities     88,988       20,471        8,383        2,094     119,936
                                            -----------------------------------------------------------
Excess (deficiency) of interest-earning      (28,843)       5,347       12,459       23,361      12,324
assets over interest-bearing liabilities

Cumulative excess (deficiency) of            (28,843)     (23,496)     (11,037)      12,324
interest-earning assets over
interest-bearing liabilities

Cumulative ratio at June 30, 1999 as a        (20.91)%     (17.04)%      (8.00)%       8.94%
percent of total assets

The following table provides information about the Company's significant financial instruments at June 30, 1999 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                                                          Maturing in years ending June 30,
                                   -------------------------------------------------------------------------------------

                                    2000       2001       2002       2003       2004    Thereafter   Total    Fair Value
                                  --------------------------------------------------------------------------------------
Assets
------
  Investment securities
  available for sale
      Fixed rate                  $ 1,337    $ 1,595    $   894    $ 1,706    $ 1,108    $ 5,817    $12,457    $12,457
        Average interest rate        9.35%      6.79%      6.04%      5.75%      5.77%      6.10%      6.46%
  Investment securities held to
  maturity
      Fixed rate                      215        122         19         20        253        208        837        822
        Average interest rate        6.52%      6.59%      5.23%      5.36%      6.96%      6.26%      6.54%

  Loans
      Fixed rate                   16,775      9,781      7,902      5,627      3,654     19,431     63,169     63,493
        Average interest rate        8.66%      9.03%      8.77%      8.57%      8.41%      7.78%      8.44%
      Variable rate                10,449      3,263      1,670      1,184      1,244     19,818     37,629     37,827
        Average interest rate        9.11%      9.14%      8.93%      8.59%      8.59%      8.04%      8.51%

Liabilities
-----------
  Deposits
    NOW, Money Market and
    Savings Deposits
      Variable rate                44,860                                                            44,860     44,860
        Average interest rate        3.32%                                                             3.32%
    Certificates of Deposit
      Fixed rate                   43,954     18,015        656      1,900      1,500      1,094     67,119     67,279
        Average interest rate        5.37%      5.35%      5.83%      6.03%      5.70%      6.40%      5.41%

    FHLB advances
      Fixed rate                      156        638      1,122      2,603      1,234                 5,753      5,677
        Average interest rate        6.01%      6.05%      5.34%      5.55%      5.49%                 5.69%


    Other borrowings
      Fixed rate                       10         11         11         12        367      1,000      1,411      1,392
        Average interest rate        7.25%      7.25%      7.25%      7.25%      7.25%      7.00%      7.07%

      Variable rate                     8          9          9         10        757                   793        788
        Average interest rate        7.38%      7.38%      7.38%      7.38%      7.38%                 7.38%

                          Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  On May 19, 1999, Albert R. Jackson, Jr., Eugene N. Morris, Frank D. Neese, Roy Martin Umbarger and Merril M. Wesemann were each granted an option to purchase 1,000 shares of common stock of the Company at a purchase price of $8.00 per share. These options vested at the time of grant and expire May 19, 2009. The options were granted in reliance upon Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  On May 19, 1999, the Company held its annual meeting of the shareholders. A total of 949,916 shares were represented in person or by proxy at the meeting. Frank D. Neese was elected to the Board of Directors for a three-year term expiring in 2002. 926,734 shares were voted in favor of the election of the nominee, 22,709 shares were voted against the nominee and there were 473 abstentions or broker non-votes. Roy Martin Umbarger was elected to the Board of Directors for a three-year term expiring in 2002. 938,426 shares were voted in favor of the election of the nominee, 10,630 shares were voted against the nominee and there were 860 abstentions or broker non-votes. Continuing Directors include Merrill M. Wesemann and Albert R. Jackson, III whose terms expire in 2000 and Albert R. Jackson, Jr. and Eugene W. Morris, whose terms expire in 2001.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
-------           ---------------------------------
                  (a)      Exhibit 27   Financial Data Schedule.
                  (b) No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST COMMUNITY BANCSHARES, INC.

    Date:  August 16, 1999           By: /s/ Albert R. Jackson, III
           ---------------              ---------------------------
                                        Albert R. Jackson, III
                                        Chief Executive Officer and
                                        Director

    Date:  August 16, 1999           By: /s/ Linda J. Janesik
           ---------------              ---------------------------
                                        Linda J. Janesik,
                                        Chief Financial Officer