Form 10-Q
period 1999-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 1999-11-15
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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

                                  Yes  X    No
                                      ---      ----

Outstanding Shares of Common Stock on November 1, 1999:  1,015,057

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX
                                                                       Page No.
                                                                       --------

Forward Looking Statement....................................................3

Part I. Financial Information:

  Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheet............................4

             Consolidated Condensed Statement of Income......................5

             Consolidated Condensed Statement of Comprehensive Income .......6

             Consolidated Condensed Statement of Stockholders' Equity........7

             Consolidated Condensed Statement of Cash Flows..................8

             Notes to Consolidated Condensed Financial Statements............9

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......13

Part II.  Other Information:

   Item 1. Legal Proceedings................................................17

   Item 2. Changes In Securities............................................17

   Item 3. Defaults Upon Senior Securities..................................17

   Item 4. Submission of Matters to a Vote of Security Holders..............17

   Item 5. Other Information................................................17

   Item 6. Exhibits and Reports on Form 8-K.................................17

Signatures..................................................................18

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

Item 1.           Financial Statements


               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)

                                                             September 30,  December 31,
                                                                 1999           1998
                                                             ------------   ------------
Assets
     Cash and due from banks                                 $  2,276,896   $  1,185,790
     Short-term interest-bearing deposits                      12,764,114     13,106,281
                                                             ------------   ------------
         Cash and cash equivalents                             15,041,010     14,292,071
     Investment securities
         Available for sale                                    20,599,728      7,047,098
         Held to maturity                                         802,342      1,032,525
                                                             ------------   ------------
              Total investment securities                      21,402,070      8,079,623
     Loans                                                    106,437,546     94,319,271
         Allowance for loan losses                              1,052,537        955,099
                                                             ------------   ------------
              Net Loans                                       105,385,009     93,364,172
     Premises and equipment                                     3,775,613      3,333,331
     Federal Home Loan Bank of Indianapolis stock, at cost        777,800        777,800
     Interest receivable                                        1,003,030        928,953
     Other assets                                               1,723,155        495,643
                                                             ------------   ------------

         Total assets                                        $149,107,687   $121,271,593
                                                             ============   ============

Liabilities
     Deposits
         Noninterest-bearing                                 $  9,373,239   $  7,976,350
         Interest-bearing                                     121,522,122     98,216,774
                                                             ------------   ------------
              Total deposits                                  130,895,361    106,193,124
     Federal Home Loan Bank of Indianapolis advances            5,668,014      4,753,457
     Other borrowings                                           2,621,679      1,381,933
     Interest payable                                             330,507        258,867
     Other liabilities                                            613,913        198,107
                                                             ------------   ------------
         Total liabilities                                    140,129,474    112,785,488
                                                             ------------   ------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
    Issued and outstanding - 1,015,057 and 1,011,412 shares     6,913,199      6,869,426
Retained earnings and contributed capital                       2,088,401      1,597,830
Accumulated other comprehensive income (loss)                     (23,387)        18,849
                                                             ------------   ------------
    Total stockholders' equity                                  8,978,213      8,486,105
                                                             ------------   ------------

    Total liabilities and stockholders' equity               $149,107,687   $121,271,593
                                                             ============   ============

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                  (Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          1999           1998           1999          1998
                                                      -----------    -----------    -----------    -----------
Interest Income
     Loans, including fees                            $ 2,256,752    $ 1,951,845    $ 6,491,244    $ 5,632,415
     Investment securities
         Taxable                                          101,042         60,951        204,716        193,559
         Tax exempt                                       118,302         55,776        279,159         92,821
     Interest-bearing time deposits                       171,046         66,678        382,749        280,140
     Dividends                                             15,684         15,743         47,999         47,925
                                                      -----------    -----------    -----------    -----------
         Total interest income                          2,662,826      2,150,993      7,405,867      6,246,860
                                                      ===========    ===========    ===========    ===========

Interest Expense
     Deposits                                           1,366,061      1,095,113      3,717,186      3,223,139
     FHLB advances                                         81,465         43,943        238,497        131,238
     Other borrowings                                      44,180         12,363        111,067         12,363
                                                      -----------    -----------    -----------    -----------
         Total interest expense                         1,491,706      1,151,419      4,066,750      3,366,740
                                                      ===========    ===========    ===========    ===========

Net Interest Income                                     1,171,120        999,574      3,339,117      2,880,120
     Provision for loan losses                            (75,000)       (75,000)      (225,000)      (204,000)
                                                      -----------    -----------    -----------    -----------
Net Interest Income After Provision for Loan Losses     1,096,120        924,574      3,114,117      2,676,120
                                                      ===========    ===========    ===========    ===========

Other Income
     Trust fees                                             3,728          2,407         29,043         31,060
     Service charges on deposit accounts                   89,899         76,679        245,354        225,635
     Other operating income                                12,213          4,789         38,158         24,865
                                                      -----------    -----------    -----------    -----------
         Total other income                               105,840         83,875        312,555        281,560
                                                      ===========    ===========    ===========    ===========

Other Expenses
     Salaries and employee benefits                       431,485        365,774      1,211,700      1,017,706
     Premises and equipment                               106,170         80,030        289,873        235,489
     Advertising                                           42,310         30,360        127,372         93,597
     Data processing fees                                  90,663         78,284        254,398        207,155
     Deposit insurance expense                             23,308         13,349         52,651         39,226
     Printing and office supplies                          47,472         23,379        107,297         79,579
     Legal and professional fees                           69,380         32,461        182,006         96,395
     Telephone expense                                     23,160         17,844         69,684         51,404
     Other operating expense                              121,326        110,764        367,573        305,379
                                                      -----------    -----------    -----------    -----------
         Total other expenses                             955,274        752,245      2,662,554      2,125,930
                                                      ===========    ===========    ===========    ===========

Income Before Income Tax                                  246,686        256,204        764,118        831,750
     Income tax expense                                    39,477         75,695        171,524        263,555
                                                      -----------    -----------    -----------    -----------
Net Income                                            $   207,209    $   180,509    $   592,594    $   568,195
                                                      ===========    ===========    ===========    ===========

Basic earnings per share                              $       .20    $       .18    $       .58    $       .57

Diluted earnings per share                                    .20            .18            .56            .57

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                  (Unaudited)

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                    ---------------------   ----------------------
                                                      1999        1998        1999         1998
                                                    ---------   ---------   ---------    ---------
Net Income                                          $ 207,209   $ 180,509   $ 592,594    $ 568,195
Other comprehensive income, net of tax
    Unrealized losses on securities available
        Unrealized holding gains (losses) arising
        during the period, net of  tax expense
        (benefit) of $57,826,  $5,210, $(27,703)
        and $617                                       88,163       7,943     (42,236)         941
                                                    ---------   ---------   ---------    ---------
 Comprehensive income                               $ 295,372   $ 188,452   $ 550,358    $ 569,136
                                                    =========   =========   =========    =========




See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                                  (Unaudited)

                                                                     Retained
                                             Common Stock            Earnings     Accumulated
                                      --------------------------        and          Other
                                        Shares                      Contributed   Comprehensive
                                      Outstanding      Amount         Capital     Income (Loss)      Total
                                      -----------    -----------    -----------   -------------   -----------
Balances, January 1, 1999               1,011,412    $ 6,869,426    $ 1,597,830    $    18,849    $ 8,486,105

    Net income for the period                                           592,594                       592,594
    Unrealized losses on securities                                                    (42,236)       (42,236)
    Cash dividend ($.10 per share)                                     (102,023)                     (102,023)
    Purchase of stock                      (6,951)       (60,419)                                     (60,419)
    Rights exercised, net of cost
    of $1,768                              10,596        104,192                                      104,192
                                      -----------    -----------    -----------    -----------    -----------

Balances, September 30, 1999            1,015,057    $ 6,913,199    $ 2,088,401    $   (23,387)   $ 8,978,213
                                      ===========    ===========    ===========    ===========    ===========


See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                                1999            1998
                                                                            ----------------------------
Operating Activities
     Net income                                                             $    592,594    $    568,195
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                 225,000         204,000
       Depreciation and amortization                                             146,732         110,758
       Investment securities amortization                                         48,878          10,021
       Loss on sale of fixed assets                                                2,318
       Gain on sale of foreclosed real estate                                     (7,241)
       Net change in:
         Interest receivable                                                     (74,077)       (161,361)
         Interest payable                                                         71,640          15,198
         Other assets                                                           (238,888)       (140,414)
         Other liabilities                                                       375,084         (48,855)
                                                                            ------------    ------------
              Net cash provide by operating activities                         1,142,040         557,542
                                                                            ------------    ------------

Investing Activities
     Purchases of securities available for sale                              (15,360,373)     (3,246,815)
     Purchases of securities held to maturity                                   (225,000)
     Proceeds from maturities of securities available for sale                 1,689,110         420,000
     Proceeds from paydowns and maturities of securities held to maturity        455,000         675,000
     Net change in loans                                                     (12,322,018)     (8,356,826)
     Proceeds from sale of foreclosed real estate                                 72,500          70,883
     Purchases of property and equipment                                        (591,332)       (910,360)
     Premiums paid on life insurance                                            (950,000)
                                                                            ------------    ------------
              Net cash used by investing activities                          (27,232,113)    (11,348,118)
                                                                            ------------    ------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                           3,057,164       2,306,367
       Certificates of Deposit                                                21,645,073       3,494,481
     Proceeds from borrowings                                                  2,252,800         800,000
     Repayment of borrowings                                                     (98,497)        (97,210)
     Purchase of stock                                                           (60,419)
     Cash dividends                                                              (61,301)
     Rights exercised, net of costs                                              104,192          85,427
                                                                            ------------    ------------
              Net cash provided by financing activities                       26,839,012       6,589,065
                                                                            ------------    ------------

Net Change in Cash and Cash Equivalents                                          748,939      (4,201,511)

Cash and Cash Equivalents, Beginning of Period                                14,292,071      11,231,228
                                                                            ------------    ------------

Cash and Cash Equivalents, End of Period                                    $ 15,041,010    $  7,029,717
                                                                            ============    ============

Supplemental cash flow disclosures
     Interest paid                                                          $  3,995,110    $  3,351,542
     Income tax paid                                                             271,570          81,470
     Dividend payable                                                             40,722

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1998, Annual Report to Shareholders on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 1999, and for the nine and three months ended September 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share

                                             Three Months Ended                Three Months Ended
                                             September 30, 1999                September 30, 1998
                                             ------------------                ------------------
                                                  Weighted                          Weighted
                                                   Average   Per Share               Average   Per Share
                                       Income      Shares      Amount    Income      Shares      Amount
                                      --------------------------------  --------------------------------
Basic earnings per share
      Income available to common
       shareholders                   $207,209   1,019,085     $ .20    $180,509       991,524    $ .18
                                                               -----                              -----

Effect of dilutive stock options                     6,663                              13,365
Effect of convertible debt              10,568      90,910
                                      --------  ----------              --------       -------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                    $217,777   1,116,658     $ .20    $180,509     1,004,889    $ .18
                                      ========  ==========     =====    ========    ===========   =====

                                             Nine Months Ended                 Nine Months Ended
                                             September 30, 1999                September 30, 1998
                                             ------------------                ------------------
                                                  Weighted                          Weighted
                                                   Average   Per Share               Average   Per Share
                                       Income      Shares      Amount    Income      Shares      Amount
                                      --------------------------------  --------------------------------
Basic earnings per share
      Income available to common
       shareholders                   $592,594   1,020,263     $ .58    $568,195       990,413    $ .57
                                                               =====                              =====

Effect of dilutive stock options                     7,083                              13,910
Effect of convertible debt              24,404      68,724
                                      ---------  ---------              --------     ---------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                    $616,998   1,096,070     $ .56    $568,195     1,004,323   $ .57
                                      ========   =========     =====    ========     =========   =====

Item 2         Management's Discussion and Analysis of Financial Condition
------         and Results of Operations
               -----------------------------------------------------------

General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. First Community Real Estate Management, Inc. is also a wholly-owned subsidiary and its purpose is to purchase and lease back to the Bank properties currently owned by the Bank thereby allowing the Bank to redeploy its capital to other uses. FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of the Bank's Bargersville branch office at 210 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. On December 18, 1998, FCREMI borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of the Bank's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana. On August 6, 1999, FCREMI borrowed $422,800 from another financial institution at a rate of 7.50% with payments of principal and interest due monthly for 5 years based on a 20 year amortization schedule. The balance is due at the end of 5 years or may be renewed at a variable interest rate. These loan proceeds were used to purchase the land and buildings of the Bank's North Vernon branch offices at 21 Madison Avenue and 521 N. State Street, North Vernon, Indiana. The Bank makes monthly lease payments to FCREMI as lessee of these locations. These lease payments are in an amount sufficient to service the debt. In addition, on June 26, 1999, the Company entered into an agreement with another financial institution to assume a lease on a building located at 34 West Jefferson Street, Franklin, Indiana. The Company currently uses this facility to house its operations center. As a part of the assumption agreement, the Company received an assumption fee of $275,000 in July 1999. The assumption fee will be considered deferred income and amortized over the term of the lease. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Results of Operations
---------------------

The Company had net income of $593,000 and $568,000 for the nine months, and $207,000 and $181,000 for the three months ending September 30, 1999 and 1998, respectively. Net interest income was $3.3 million and $2.9 million for the nine months and $1.2 and $1.0 million for the three months ending September 30, 1999 and 1998, respectively.

Net income increased $25,000 and $26,000 for the nine and three months ended September 30, 1999, when compared to the same periods in 1998, due primarily to increases in net interest income offset by general increases in other expenses. These increases in net interest income resulted primarily from increases in interest income on loans and tax exempt investment securities offset by an increase in interest expense. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities. The increases in other expenses were directly a result of the overall growth of the Bank. Income taxes decreased $92,000 and $36,000 for the nine and three months ended September 30, 1999 respectively, when compared to the same periods in 1998, because of increases in the Company's tax exempt securities portfolio.

Balance Sheet
-------------

Loans and Deposits The Bank had an increase in net loans outstanding from $93.4 million on December 31, 1998 to $105.4 million on September 30, 1999. Deposits increased from $106.2 million on December 31, 1998 to $130.9 million on September 30, 1999.

These increases in loans and deposits can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic areas serviced; (ii) increased per-household disposable income in the geographic areas serviced;
(iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution.

Classification of Assets, Allowance for Loan Losses, and Nonperforming Loans The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 1999, the Bank had $864,000 of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1.1 million or 1.0% of net loans receivable at September 30, 1999 compared to $955,000 or 1.0% of net loans receivable at December 31, 1998. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $324,000 at September 30, 1999 compared to $17,000 at December 31, 1998.

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $5.7 million and $4.8 million at September 30, 1999 and December 31, 1998, respectively. The approved credit line for the Company was approximately $17 million at September 30, 1999.

On October 30, 1998, the Company issued rights and warrants to shareholders to purchase one share of common stock of the Company for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights were exercisable until March 30, 1999 and the warrants are exercisable from September 15 to December 13, 1999. The net proceeds to the Company from the sale of stock upon exercise of the rights, after deducting the expenses, were $133,000. The purpose of the rights offering was to raise additional capital for the Bank to support additional growth and for general corporate purposes.

In addition, on October 30, 1998, the Company commenced the offer and sale of up to $1 million in unsecured convertible notes, of which all $1 million were sold. The notes are due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Company at the conversion price of $11.00 per share. The net proceeds of this offering were used to provide capital to FCREMI to acquire and lease branch facilities to the Bank and to provide additional capital to the Bank to support asset growth.

At September 30, 1999, the Bank had core capital of approximately 8.9% and risk-based capital of approximately 9.9%. The regulatory core and risk-based capital requirements are 4.0% and 8.0% respectively.

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

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of September 30, 1999, the Company had completed inventory of all hardware and software systems and had made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. The Company has been informed by its primary service provider that all reprogramming efforts were completed at December 31, 1998 and the Company has completed testing, which revealed no material problems.

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

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could be affected by the Year 2000 problems or fears affecting any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting the borrower. Selected borrowers have been sent questionnaires to assess their readiness. The Company is still in the process of evaluating that information.

At this time, it is estimated that costs associated with Year 2000 issues will not be material in 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. If the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, program and equipment Year 2000 compliant, its financial position and results of operation could be adversely impacted. Amounts expensed in 1999 and 1998 were immaterial.

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

At September 30, 1999, the Company's one-year cumulative interest-rate gap as a percent of total assets was approximately a negative 23.0%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the fact that such loans often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .31% at September 30, 1999 and .45% at December 31, 1998.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates at June 30, 1999, the date of the most recent information available. The table presents principal cash flows and related weighted average interest rates (on a tax equivalent basis) by expected maturity dates.

                                                                 Maturing in years ending June 30,
                                   -------------------------------------------------------------------------------------------

                                      2000       2001        2002        2003       2004    Thereafter    Total    Fair Value
                                   ---------  ---------   ---------   ---------  ---------  ----------   -------   ----------
Assets
------
  Investment securities
  available for sale
      Fixed rate                   $  1,337   $  1,595    $    894    $  1,706   $  1,108    $  5,817   $ 12,457    $ 12,457
        Average interest rate         9.35%      6.79%       6.04%       5.75%      5.77%       6.10%      6.46%

  Investment securities held to
  maturity
      Fixed rate
        Average interest rate           215        122          19          20        253         208        837         822
                                      6.52%      6.59%       5.23%       5.36%      6.96%       6.26%      6.54%

  Loans
      Fixed rate                     16,775      9,781       7,902       5,627      3,654      19,431     63,169      63,493
        Average interest rate         8.66%      9.03%       8.77%       8.57%      8.41%       7.78%      8.44%
      Variable rate                  10,449      3,263       1,670       1,184      1,244      19,818     37,629      37,827
        Average interest rate         9.11%      9.14%       8.93%       8.59%      8.59%       8.04%      8.51%

Liabilities
-----------
  Deposits
    NOW, Money Market and
    Savings Deposits
      Variable rate                  44,860                                                               44,860      44,860
        Average interest rate         3.32%                                                                3.32%
    Certificates of Deposit
      Fixed rate                     43,954     18,015         656       1,900      1,500       1,094     67,119      67,279
        Average interest rate         5.37%      5.35%       5.83%       6.03%      5.70%       6.40%      5.41%

    FHLB advances
      Fixed rate                        156        638       1,122       2,603      1,234                  5,753       5,677
        Average interest rate         6.01%      6.05%       5.34%       5.55%      5.49%                  5.69%

    Other borrowings
      Fixed rate                         10         11          11          12        367       1,000      1,411       1,392
        Average interest rate         7.25%      7.25%       7.25%       7.25%      7.25%       7.00%      7.07%

      Variable rate                       8          9           9          10        757                    793         788
        Average interest rate         7.38%      7.38%       7.38%       7.38%      7.38%                  7.38%


Except for the following items, management believes that the composition of the Company's financial instruments at September 30, 1999 have not changed significantly since June 30, 1999. From June 30, 1999 to September 30, 1999, investment securities available for sale increased $8.1 million, or approximately 65%. The majority of the increase is directly attributable to the purchase of three U. S. agency securities totaling $6.9 million maturing in less than one year. From June 30, 1999 to September 30, 1999, certificates of deposit increased $10.9 million, or approximately 16%. The majority of the increase is a result of certificates of deposit specials associated with the opening of a new branch office. The certificates of deposit issued in the third quarter have an average term of less than one year and rates comparable to the average interest rate of the certificates of deposit portfolio at June 30, 1999.

                          Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  Not applicable.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  None.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
-------           ---------------------------------
                  (a) Exhibit 10.11 Deferred Director Fee Agreement by and between First Community Bank & Trust and Frank D. Neese dated October 29, 1999.
                  (b) Exhibit 10.12 Deferred Director Fee Agreement by and between First Community Bank & Trust and Roy Martin Umbarger dated October 29, 1999.
                  (c) Exhibit 10.13 First Amendment to the Deferred Fee Agreement by and between First Community Bank & Trust and Merrill M. Wesemann, M.D. dated October 29, 1999.
                  (d)      Exhibit 27 Financial Data Schedule.
                  (e) No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     .                FIRST COMMUNITY BANCSHARES, INC.

    Date:    November  15, 1999       By:  /s/ Albert R. Jackson, III
             ------------------          ------------------------------
                                         Albert R. Jackson, III
                                         Chief Executive Officer and Director
                                         Chief Financial Officer