Form 10-K
period 1999-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2000-04-05
CIK 877987

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON MARCH 30, 2000
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  ----------

                         Commission File Number: 0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

             Indiana                                           35-1833586
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)


210 East Harriman
Bargersville, Indiana                                                 46106
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (317) 422-5171

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

Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of
March 17, 2000                                                $7,442,000

Shares of common stock outstanding as of March 17, 2000:       1,009,119

                      DOCUMENT INCORPORATED BY REFERENCE.

The Registrant's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated by reference into Part III of this report.

                           FORM 10-K TABLE OF CONTENTS

                                                                          Page

Forward Looking Statement....................................................3


PART I

Item  1.  Business...........................................................3

Item  2.  Properties........................................................12

Item  3.  Legal Proceedings.................................................13

Item  4.  Submission of Matters to a Vote of Security Holders...............13



PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................13

Item  6.  Selected Financial Data...........................................14

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........22

Item  8.  Financial Statements and Supplementary Data.......................22

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................22



PART III

Item 10.  Directors and Executive Officers of the Registrant................22

Item 11.  Executive Compensation............................................22

Item 12.  Security Ownership of Certain Beneficial Owners and Management....22

Item 13.  Certain Relationships and Related Transactions....................22



PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...23

Signatures..................................................................25

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

                                     PART I

Item 1.  Business

General

First Community Bancshares, Inc. (the "Registrant") is primarily a one-bank holding company incorporated in August 1991. The Registrant's primary asset is its wholly-owned banking subsidiary, First Community Bank & Trust ("First Community"), an Indiana-chartered commercial bank formerly known as Bargersville Federal Savings Bank. The Registrant is also the sole shareholder of First Community Real Estate Management, Inc. ("FCREMI"), which owns and leases branch offices to First Community.

At December 31, 1999, the Registrant had approximately $145.2 million of assets, deposits of approximately $128.3 million and stockholders' equity of approximately $8.8 million. First Community's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar, Whiteland and North Vernon, Indiana. In January 2000, a branch office was opened in Edinburgh, Indiana. As of December 31, 1999, First Community had 78 full time equivalent employees. Neither the Registrant nor FCREMI has any employees.

In November 1999, the Registrant signed a definitive agreement to acquire Blue River Federal Savings Bank ("Blue River"), Edinburgh, Indiana. The proposed acquisition will allow the Registrant to increase its presence in Johnson and Bartholomew counties as well as complement the services provided by the Registrant's Edinburgh branch which was opened in January 2000. Unaudited total assets, total deposits, and stockholders' equity of Blue River was approximately $26.5 million, $19.1 million and $2.4 million respectively at December 31, 1999. The proposed acquisition is subject to approval by Blue River's stockholders and regulatory agencies.

First Community's deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). First Community is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. First Community is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. The Registrant is subject to regulation by the Federal Reserve Board. The Federal Reserve Board, as a condition of the acquisition of First Community, required the Registrant to make a commitment not to incur debt in excess of a 30% debt-to-equity ratio on an unconsolidated basis. As of December 31, 1999, the Registrant's debt-to-equity ratio on an unconsolidated basis was 11.4%.

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

Lending Activities

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $111.6 million at December 31, 1999. Of this amount, approximately $71.2 million or 63.8% represented fixed rate loans and adjustable rate loans comprised $40.4 million or 36.2%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.

                                                                           At December 31
                                                       ---------------------------------------------------------
                                                                    1999                          1998
                                                       ---------------------------------------------------------
                                                                       Percent of                  Percent of
                                                           Amount        Total          Amount        Total
                                                       ---------------------------------------------------------
                                                                          (Dollars in 000's)
TYPE OF LOAN
Real estate loans
    Residential mortgages
    (1-4 single family homes)                              $40,653         36.68%     $ 34,118        36.54%
    Construction and land development                        5,445          4.91         7,739         8.29
Commercial loans                                            29,836         26.92        23,889        25.59
Installment loans                                           32,648         29.45        24,968        26.74
Tax-exempt loans and leases                                  3,004          2.71         3,480         3.73
                                                       ---------------------------------------------------------
    Loans, gross                                           111,586        100.67        94,194       100.89
    Allowance for loan losses                                 (873)         (.79)         (955)       (1.02)
    Deferred loan origination costs                            130           .12           125          .13
                                                       ---------------------------------------------------------
    Loans, net                                           $ 110,843        100.00%     $ 93,364       100.00%
                                                       =========================================================

The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in First Community's loan portfolio based on contractual maturities. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below. In addition, commercial real estate loans are included in mortgage loans below.

                                                                   Remaining Maturities
                                           ---------------------------------------------------------------------
                                               Balance
                                           Outstanding at
                                            December 31,        One Year         Over One Year     Over Five
                                                1999            or Less          To Five Years       Years
                                           ---------------------------------------------------------------------
                                                                    (Dollars in 000's)
Real estate loans                               $52,250          $ 4,597           $ 12,648        $ 35,005
Commercial loans                                 20,004            8,751              7,407           3,846
Installment loans                                36,328           13,010             21,654           1,664
Tax-exempt loans and leases                       3,004               60                787           2,157
                                           ---------------------------------------------------------------------
Total                                          $111,586          $26,418           $ 42,496        $ 42,672
                                           =====================================================================

The following table sets forth, as of December 31, 1999, the dollar amount of all loans maturing after December 31, 2000 showing those having a fixed interest rate and floating or adjustable interest rates.

                                                                                       Floating or Adjustable
                                                                      Fixed Rate                Rate
                                                                -----------------------------------------------
TYPE OF LOAN                                                                   (Dollars in 000's)
Real estate loans                                                          $27,177                $25,073
Commercial loans                                                             8,845                 11,159
Installment loans                                                           32,132                  4,196
Tax-exempt loans and leases                                                  3,004
                                                                -----------------------------------------------
                                                                            71,158                 40,428
Less amount due within one year                                             18,715                  7,703
                                                                -----------------------------------------------
Loans due after one year                                                   $52,443                $32,725
                                                                ===============================================

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

First Community offers residential construction mortgage loans with maturities of six months or less at interest rates which vary with current market rates. The application process includes the same items which are required for other residential mortgage loans and include a submission of accurate plans, specifications and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by designated fee appraisers, and loans are based on the current appraised value. Loans of up to 80% of the appraised value may be offered for a maximum period of six months for the construction of the properties securing the loans. Extensions are permitted, when circumstances warrant, if construction has continued satisfactorily and the loan is current.

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

All installment and commercial loans in excess of $300,000 are approved by the full Board of Directors or the loan committee of the Bank. A loan officer's approval is required for installment or commercial loans up to certain amounts. First Community has established policies regarding financial statement requirements, credit verification procedures and other matters intended to minimize underwriting risk.

The most recent loan approval limits were adopted by the Board of Directors in 1997 and are reviewed annually. The limits vary from officer to officer with a range of $2,500 to $70,000 for unsecured, and a range of $7,500 to $200,000 for secured. Loans in excess of the above-mentioned limits must be approved by a committee of loan officers or the board of directors loan committee.

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

Income from Lending Activities. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 87.5% of First Community's total interest income for the year ended December 31, 1999.

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

The following table summarizes nonperforming assets as of the dates indicated.

                                                                                     At December 31
                                                                          -------------------------------------
                                                                                 1999              1998
                                                                          -------------------------------------
                                                                                   (Dollars in 000's)
Nonaccrual loans                                                                 $ 296               $17
Restructured loans                                                                   0                 0
Past-due loans 90 days or more (interest accruing)                                   0               514
                                                                          -------------------------------------
Total non-performing loans                                                         296               531
Real estate owned                                                                    0                 0
Other repossessed assets                                                            57                12
                                                                          -------------------------------------
Total non-performing assets                                                      $ 353              $543
                                                                          =====================================
Ratio of non-performing assets to total assets                                     .24%              .45%
Interest on non-performing loans that would have been included in income
                                                                                   $25               $18
                                                                          =====================================
Interest on non-performing loans that was included in income                       $ 0               $ 0
                                                                          =====================================

At December 31, 1999, loans of $85,000 were identified as impaired by management. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement. Due to the loan to value ratios, First Community expects no loss at this time on its impaired loans.

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

The allowance for loan losses decreased during the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily because of a reduction in non-performing and impaired loans. During 1999, First Community made a $201,000 provision for loan losses due primarily to growth in loans and a change in the mix of the loan portfolio.

Allocation of the Allowance for Loan Losses:

                                                                           At December 31
                                                ------------------------------------------------------------------
                                                              1999                              1998
                                                ------------------------------------------------------------------
                                                                 Percentage of                    Percentage of
                                                                Loans to Total                   Loans to Total
                                                    Amount           Loans           Amount           Loans
                                                ------------------------------------------------------------------
                                                                        (Dollars in 000's)
Real estate mortgage loans                             $151             36.5%           $134             36.2%
Construction and land development                        55              4.9             176              8.2
Commercial loans                                        255             26.7             235             25.4
Installment loans                                       409             29.2             406             26.5
Tax-exempt loans and leases                               3              2.7               4              3.7
                                                ------------------------------------------------------------------
                                                       $873            100.0%           $955            100.0%
                                                ==================================================================

Summary of Loan Loss Experience:

                                                                                         Year Ended December 31
                                                                                   ----------------------------------
                                                                                         1999            1998
                                                                                   ---------------------------------
                                                                                           (Dollars in 000's)
Balance at January 1                                                                     $  955           $ 848
Chargeoffs:
    Real estate mortgage loans                                                              (16)
    Commercial loans                                                                       (187)            (73)
    Installment loans                                                                      (128)            (78)
                                                                                   ---------------------------------
       Total Chargeoffs                                                                    (331)           (151)
                                                                                   ---------------------------------
Recoveries:
    Commercial                                                                                2               3
    Installment                                                                              46              16
                                                                                   ---------------------------------
       Total Recoveries                                                                      48              19
                                                                                   ---------------------------------
Net Chargeoffs                                                                             (283)           (132)
                                                                                   ---------------------------------
Provision for loan losses                                                                   201             239
                                                                                   ---------------------------------
Balance at December 31                                                                   $  873           $ 955
                                                                                   =================================
Average loans during the year                                                          $102,218         $86,185
Ratio of net chargeoffs to total average loans outstanding during the year                  .28%            .15%

Investment Activities

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:

                                                                                              December 31
                                                                                   ---------------------------------
                                                                                         1999             1998
                                                                                   ---------------------------------
                                                                                           (Dollars in 000's)
Available for sale at fair value:
    Federal agencies                                                                     $1,956
    State and municipal obligations                                                      11,109          $6,097
    Corporate obligations                                                                 1,000             950
                                                                                   ---------------------------------
                                                                                         14,065           7,047
                                                                                   ---------------------------------
Held to maturity at amortized cost:
    U.S. treasuries                                                                       5,491
    State and municipal obligations                                                       1,476           1,033
                                                                                   ---------------------------------
                                                                                          6,967           1,033
FHLB stock                                                                                  778             778
                                                                                   ---------------------------------
        Total                                                                           $21,810          $8,858
                                                                                   =================================

At December 31, 1999, the amortized cost of securities available for sale was $14,432,000 and the related gross unrealized gains and losses were $16,000 and $383,000, respectively. At December 31, 1999, the fair value of securities held to maturity was $6,922,000 and the related gross unrealized gains and losses were $1,000 and $46,000, respectively.

As of December 31, 1999, there were no state and municipal obligations representing more than 10% of stockholders' equity included in securities. Corporate obligations at December 31, 1999, include two notes with Powerway, Incorporated of 1999 with a total amortized cost of $1,000,000 and a market value of approximately $1,000,000. These corporate obligations represent 11.4% of stockholders' equity.

The following table sets forth the maturities of investment securities at December 31, 1999 and the weighted-average yield (on a tax equivalent basis) on such securities.


                                                                                     State and               Corporate
                                       U. S. Treasuries      Federal Agencies    Municipal Obligations      Obligations
                                                                                 --------------------- ----------------------
                                   -----------------------------------------------------------------------------------------
                                     Amount     Yield      Amount      Yield      Amount     Yield      Amount     Yield
                                   -----------------------------------------------------------------------------------------
                                                                     (Dollars in 000's)
Available for Sale(1):
   Maturities:
     One year or less                                       $ 1,959      5.38%      $ 275     5.38%       $ 500       10.0%
     Over 1 year to 5 years                                                         5,907     5.26          500       10.0
     Over 5 years to 10 years                                                       4,721     5.89
     Over 10 years                                                                    570     6.02
                                                         -----------            ----------            ----------
      Total available for sale                                1,959      5.38      11,473     5.56        1,000       10.0
                                                         -----------            ----------            ----------
Held to Maturity:
   Maturities:
     One year or less                $ 5,491      4.84%                               122     6.48
     Over 1 year to 5 years                                                           629     6.08
     Over 5 years to 10 years                                                         725     5.71
     Over 10 years
                                   ----------                                   ----------
      Total held to maturity           5,491      4.84                              1,476     5.93
                                   ----------                                   ----------            ----------
                                                         -----------
      Total securities               $ 5,491      4.84%     $ 1,959      5.38%    $12,948     5.60%      $1,000       10.0%
                                   ==========            ===========            ==========            ==========

(1) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

The Registrant owns certain warrants entitling it to purchase, for a nominal consideration, shares of common stock (the "Warrant Shares") of a privately held software development company. The software company has indicated that if certain transactions it is currently negotiating were to materialize, the Warrant Shares could significantly increase in value. There can be no assurance however, that such transactions will be successfully consummated or that, even if they are successfully concluded, the Warrant Shares will increase in value or the amount of any such increase would be significant.

Sources of Funds

Savings deposits are the primary source of First Community's funds for use in lending and for other general business purposes. In addition to savings deposits, certificates of deposit obtained on a bid basis and FHLB advances represent a significant source of funds to First Community, as well as funds derived from loan repayments. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are the primary source of funds for the Registrant and FCREMI.

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

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1999 (in 000's).

Maturity Period
Three months or less                                              $ 2,672
Greater than three months through six months                        5,534
Greater than six months through twelve months                       5,383
Over twelve months                                                  2,592
                                                            ------------------
       Total                                                     $ 16,181
                                                            ==================

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

Borrowings. The FHLB of Indianapolis functions as a central credit facility providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitations on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $4.6 million from the FHLB as of December 31, 1999.

As discussed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", FCREMI has borrowings with financial institutions other than First Community. The total outstanding balance of these borrowings as of December 31, 1999 was $1.6 million. As also further discussed in Item 7, the Registrant has borrowings as of December 31, 1999 of $1.0 million from the sale of unsecured convertible notes.

Service Area

First Community's primary service areas are Johnson County and Jennings County, Indiana. These areas are among the most affluent and rapidly growing areas of Indiana. The major portion of First Community's customers reside in Johnson County, particularly in the Bargersville, Franklin and Greenwood areas, which collectively account for about one-half of the county's population, according to the 1990 U.S. Census. First Community has branches in Trafalgar, Franklin, Whiteland and Greenwood, Johnson County Indiana, a branch at a retirement center in Indianapolis, Indiana, and two branches in North Vernon, Jennings County Indiana. First Community opened a branch in Edinburgh, Indiana in January 2000.

Competition

The banking business is highly competitive in Johnson County, where First Community competes with 11 commercial banks, 4 savings banks, and 2 credit unions. In Jennings County, First Community competes with 4 commercial banks, one savings bank and 2 credit unions. First Community also competes with mortgage banking companies, consumer finance companies, and certain governmental agencies.

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

Acquisitions by the Registrant of banks and savings associations are also subject to regulation. Any acquisition by the Registrant of more than five percent of the voting stock of any bank requires prior approval of the Federal Reserve. Acquisitions of savings associations are also subject to the approval of the Office of Thrift Supervision ("OTS"). Indiana law permits the Registrant to be acquired by bank holding companies, located in any state in the United States provided that the Registrant's subsidiary bank has been in existence and continuously operated for five (5) or more years.

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

Financial Services Modernization Act

On November, 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies would be permitted to conduct essentially unlimited securities and insurance activities as well as other activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Registrant would be able to provide securities and insurance services. Furthermore, under this legislation, the Registrant would be able to acquire, or be acquired by, brokerage and securities firms and insurance companies. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. Finally the Financial Services Modernization Act modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Registrant has not had an opportunity to assess the impact of the legislation on its operations, but at the present time does not believe that the legislation will have a material adverse effect on its operations in the near future. In addition, the Registrant does not anticipate significant changes in its products or services as a result of this legislation. However, to the extent that this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and may increase the amount of competition that the Registrant faces from larger institutions and other types of companies offering financial products.

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

First Community must maintain a leverage ratio of at least 4.0%, and a total capital to risk-based assets ratio of at least 8.0%. As of December 31, 1999, First Community had a leverage ratio and tangible equity ratio of 6.5% based on leverage and tangible capital of $9,492,000 and a total capital to risk-based assets ratio of 9.7%.

Item 2.  Properties

First Community leases its home office at 210 East Harriman, Bargersville, Indiana, and its branch offices in Greenwood, Indiana, North Vernon, Indiana, and one of its branches in Franklin, Indiana from FCREMI. First Community also leases branches in Indianapolis, Trafalgar and Franklin and its operations center in Franklin from third parties. First Community owns its branch offices in Whiteland, Indiana and Edinburgh, Indiana (opened in January, 2000). The leases on branch offices with third parties expire between 2000 and 2005 and the lease on its operations center expires in 2015. The Registrant plans for FCREMI to eventually own substantially all of the branch properties and lease them to First Community. At December 31, 1999, the net carrying values of First Community's and FCREMI's properties, including land, building, improvements, furniture, fixtures and equipment were $2.5 million and $1.9 million, respectively.

Item 3.  Legal Proceedings

The Registrant and First Community are from time to time, a party to certain lawsuits arising in the ordinary course of their business. The Registrant and First Community believe that none of their current lawsuits would, if adversely determined, have a material adverse effect on the Registrant and First Community.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Registrant's common stock is publicly traded in the over-the-counter market and quoted on the Nasdaq electronic OTC Bulletin Board under the trading symbol "FCYB." The OTC Bulletin Board is an electronic quotation service that displays real-time quotes, last sale prices and volume information in certain domestic and foreign issuers whose securities are traded in the over-the-counter market. The following table sets forth the range of high and low bid prices of the common stock for the quarters indicated.

The high/low bid prices for each quarter were obtained from Nasdaq trading and market services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                   Bid Price Per Share
                            ------------------------------------------------------------------
                                          1999                             1998
                            ------------------------------------------------------------------
                                 High             Low             High             Low
                            ------------------------------------------------------------------
Quarter
First Quarter                    $10.25            $8.00          $10.50           $10.00
Second Quarter                    10.00             7.50           11.00            10.50
Third Quarter                      9.00             6.50           11.00            10.50
Fourth Quarter                     8.50             7.25           11.00            10.00

The Registrant paid its first cash dividend of $.10 per share on March 15, 1997 to shareholders of record on January 1, 1997. On November 19, 1997, the Board of Directors declared a 5% stock dividend payable on February 1, 1998. Dividends of $.03 per share were declared during both the first and second quarters of 1999 each payable during the following quarter. Dividends of $.04 per share were declared during both the third and fourth quarters of 1999 each payable during the following quarter. Any future dividend payments by the Registrant will be dependent upon dividends paid by First Community and subject to regulatory limitations. The price per share in the above table has been restated to reflect the 1997 stock dividend.

The dividends which the Registrant may pay are restricted by Federal Reserve Bank capital requirements. The ability of the Registrant to pay dividends to shareholders is dependent on dividends received from First Community. First Community is restricted by regulations of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the net profits for the current year plus those for the previous two years and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure. At December 31, 1999, the stockholder's equity of First Community was $9.3 million, of which a minimum of $1.4 million was available for dividends.

The number of record holders of the Registrant's common stock as of March 17, 2000 was 278.

Item 6.  Selected Financial Data (dollars in thousands, except per share data)


                                                                           At December 31
                                              -------------------------------------------------------------------------
                                                   1999           1998          1997           1996          1995
                                              -------------------------------------------------------------------------
Summary of Financial Condition Data:
    Total assets                                 $145,237       $121,272       $98,740        $80,079       $71,393
    Loans, net                                    110,843         93,364        79,152         64,464        54,118
    Cash and interest-bearing deposits              4,603         14,292        11,231          7,035         5,651
    Securities including FHLB stock                21,810          8,857         5,258          5,705         7,016
    Deposits                                      128,315        106,193        87,695         70,552        59,163
    FHLB advances                                   4,597          4,753         2,930          2,379         4,603
    Other borrowings                                2,614          1,382             0              0             0
    Stockholders' equity                            8,805          8,486         7,550          6,886         6,442

                                                                       Year Ended December 31
                                              -------------------------------------------------------------------------
                                                   1999           1998          1997           1996          1995
                                              -------------------------------------------------------------------------
Summary of Selected Operating Data:
    Total interest income                        $10,134         $8,420        $7,361         $6,158        $5,074
    Total interest expense                         5,639          4,509         3,807          3,166         2,953
                                              -------------------------------------------------------------------------
    Net interest income                            4,495          3,911         3,554          2,992         2,121
    Provision for loan losses                        201            239           255            219           208
                                              -------------------------------------------------------------------------
    Net interest income after provision for
    loan losses                                    4,294          3,672         3,299          2,773         1,913
    Total non-interest income                        461            418           305            249           237
    Total non-interest expense                     3,949          2,937         2,490          2,565         1,863
                                              -------------------------------------------------------------------------
    Income  before income taxes                      806          1,153         1,114            457           287
    Income taxes                                     164            350           376            116            11
                                              -------------------------------------------------------------------------
       Net income                                  $ 642          $ 803         $ 738           $341          $276
                                              =========================================================================

Basic earnings per share*                         $ 0.63          $0.81        $ 0.75         $ 0.35        $ 0.29
Diluted earnings per share*                       $ 0.62          $0.80        $ 0.74         $ 0.34        $ 0.28

                                                                       Year Ended December 31
                                              -------------------------------------------------------------------------
                                                   1999           1998          1997           1996          1995
                                              -------------------------------------------------------------------------
Other Selected Data:
    Return on average assets                       .48%           .77%          .85%           .46%          .44%
    Return on average equity                      7.26           9.93         10.02           5.04          4.54
    Average equity to average assets              6.53           7.75          8.45           9.14          9.64
    Dividend payout ratio                        22.22                        13.33

 * Net income per share has been restated to reflect the 1995 stock split and the stock dividend declared in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Community is a subsidiary of the Registrant and operates as an Indiana commercial bank. On May 26, 1998, the Registrant formed a new subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to First Community properties currently owned by First Community thereby allowing First Community to redeploy its capital to other uses. To that end, on July 15, 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of First Community's Bargersville branch office at 210 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. On December 18, 1998, FCREMI borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of First Community's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana. On August 6, 1999, FCREMI borrowed $422,800 from another financial institution at a rate of 7.50% with payments of principal and interest due monthly for 5 years based on a 20 year amortization schedule. The balance is due at the end of 5 years or may be renewed at a variable interest rate. These loan proceeds were used to purchase the land and buildings of First Community's North Vernon branch offices at 21 Madison Avenue and 521 N. State Street, North Vernon, Indiana. First Community will make monthly lease payments to FCREMI as lessee of these locations. These lease payments will be sufficient to service the debt. As a bank holding company, the Registrant depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

As discussed in the "Results of Operations", net interest income has continued to increase in each of the last three years; however, the rate of increase since 1996 has declined primarily due to an increase in tax-exempt loans and securities. First Community has increased its tax-exempt holdings due to their favorable tax equivalent yields. Since the tax benefit of these types of investments is reflected in reduced income tax expense, net interest income does not reflect the tax equivalent yield adjustment. First Community did not have the ability to take full advantage of the tax savings in past years due to a net operating loss carryforward. In addition, as the interest rates have declined on earning assets, the rates on interest-bearing deposits have remained relatively constant due to the competitive nature of the market in which First Community operates.

Results of Operations

The following discussion of Results of Operations is for the years ended December 31, 1999, 1998 and 1997.

Net income for the year ended December 31, 1999 was $642,000, compared to $803,000 and $738,000 for the years ended December 31, 1998 and 1997, respectively. Basic earnings per share was $0.63 for the year ended December 31, 1999 compared to $.81 and $.75 for the years ended December 31, 1998 and 1997, respectively. Diluted earnings per share was $0.62 for the year ended December 31, 1999 compared to $.80 and $.74 for the years ended December 31, 1998 and 1997, respectively. Earnings decreased from 1998 to 1999 primarily as a result of an increase in non-interest expense. Earnings increased from 1997 to 1998 primarily as a result of growth in First Community's loans and certain other items more fully discussed below.

The increase in net interest income of $584,000 in 1999 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $17.5 million in 1999, with growth in nearly each lending area. A provision for loan losses of $201,000 was recorded as a result of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $56,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increases in other expenses are a direct result of the overall growth of First Community. First Community's growth has been facilitated by and resulted in the increase of additional personnel, facilities as well as other general expenses including, but not limited to, advertising, supplies and professional fees. In addition, as First Community's loans and deposits increase, the associated data processing fees have increased. Income taxes decreased $186,000 because of a decrease in overall taxable income. The Registrant's consolidated effective tax rate for 1999 was 20.4% as compared to 30.4% for 1998 and 33.7% for 1997. The decline in the effective tax rate was primarily a result of an increase in tax-exempt securities.

The increase in net interest income of $357,000 in 1998 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14.2 million in 1998 with growth in each lending area. A provision for loan losses of $239,000 was recorded as a result of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $57,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increases in other expenses are a direct result of the overall growth of First Community.

The increase in net interest income of $562,000 in 1997 resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14.7 million in 1997, with the most significant areas of growth being in mortgage and construction loans. The increase in provision for loan losses from $219,000 to $255,000 is a reflection of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $69,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The decrease in deposit insurance expense of $408,000 was due to the FDIC special assessment for all institutions with SAIF insured deposits which the Bank incurred in 1996 only. The assessment amounted to additional expense in 1996 of $344,000. Income taxes increased $260,000 because of an increase in the Registrant's consolidated taxable income.

The following table sets forth the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 1999 and 1998.

                                                        1999                                    1998
                                        ------------------------------------------------------------------------------
                                                      Interest/                               Interest/
                                          Average       Income      Average      Average       Income       Average
                                          Balance      Expense       Rate        Balance       Expense       Rate
                                        ------------------------------------------------------------------------------
                                                  (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits                  $12,132       $ 494       4.1%         $ 7,838         $328          4.2%
Investment securities:(1)
    Taxable                                  4,755         380       8.0            3,135          307          9.8
    Tax-exempt                              10,117         522       5.2            3,144          179          5.7
                                        ------------- -----------             -------------- ------------
        Total investment securities         14,872         902       6.1            6,279          486          7.7
                                        ------------- -----------             -------------- ------------
Loans:(2)
     Commercial                             33,576       3,125       9.3           29,567        2,841          9.6
     Real estate mortgage                   33,223       2,508       7.5           27,042        2,275          8.4
     Installment                            32,385       3,069       9.5           26,509        2,343          8.8
     Tax-exempt loans and leases             3,034         215       7.1            3,067          257          8.4
                                        ------------- -----------             -------------- ------------
        Total loans                        102,218       8,917       8.7           86,185        7,716          9.0
                                        ------------- -----------             -------------- ------------
Total earning assets                       129,222      10,313       8.0          100,302        8,530          8.5
                                                      -----------                            ------------
Allowance for loan losses                   (1,029)                                  (915)
Cash and due from banks                      1,477                                  1,112
Premises and equipment                       3,701                                  2,550
Other assets                                 1,922                                  1,366
                                        -------------                         --------------
        Total assets                      $135,293                               $104,415
                                        =============                         ==============
Liabilities:
Interest-bearing deposits:
     NOW accounts                         $ 15,937         426       2.7         $ 10,458          276          2.6
     Savings                                25,117         967       3.9           19,971          870          4.4
     Certificates of deposit and
       other time                           68,550       3,769       5.5           54,495        3,159          5.8
                                        ------------- -----------             -------------- ------------
Total interest-bearing deposits            109,604       5,162       4.7           84,924        4,305          5.1
FHLB advances                                5,612         318       5.7            3,022          175          5.8
Other borrowings                             2,215         159       7.2              399           29          7.3
                                        ------------- -----------             -------------- ------------
Total interest-bearing liabilities         117,431       5,639       4.8           88,345        4,509          5.1
                                                      -----------                            ------------
Noninterest-bearing demand
     deposits                                8,146                                  7,361
Other liabilities                              877                                    621
                                        -------------                         --------------
        Total liabilities                  126,454                                 96,327
Stockholders' equity                         8,839                                  8,088
                                        -------------                         --------------
        Total liabilities and
           stockholders' equity           $135,293                               $104,415
                                        =============                         ==============
Net interest income                                      4,674    3.6%3                        $ 4,021           4.0%3
                                                      ===========                            ============

Adjustments to convert tax-exempt
investment securities to fully
taxable equivalent basis, using
marginal rate of 34% after
adjustment for effect of
non-deductible interest expense
attributed to such assets.                               $ 179                                   $ 110
                                                      ===========                            ============

---------------

1 The average balances of investment securities, including available for sale securities, are computed based on historical cost and do not include any fair value adjustments.
2 Nonaccruing loans have been included in the average balances.
3 Net interest income divided by total earning assets.

Changes in Interest Income and Expense Comparing December 31, 1999 and 1998 and December 31, 1998 and 1997. The following tables analyze the changes in interest income and interest expense comparing the years ended December 31, 1999 and 1998 and December 31, 1998 and 1997. It distinguishes between the changes due to differences in volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified and have been allocated proportionately to the change due to volume and the change due to rate.

                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 1999 compared to year ended                 Net             Due to           Due to
December 31, 1998                                                 Change             Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
     Loans                                                        $ 1,201          $ (202)          $ 1,403
     Investment securities                                            416            (125)              541
     Interest-bearing deposits                                        166              (9)              175
                                                             -----------------------------------------------------
        Total                                                       1,783            (336)            2,119
                                                             -----------------------------------------------------
Interest-bearing liabilities:
     Savings                                                           97            (109)              206
     Interest-bearing checking                                        150               4               146
     Certificates of deposit                                          610            (170)              780
     FHLB advances                                                    143              (4)              147
     Other borrowings                                                 130                               130
                                                             -----------------------------------------------------
        Total                                                       1,130            (279)            1,409
                                                             -----------------------------------------------------
Net change in net interest income                                   $ 653           $ (57)            $ 710
                                                             =====================================================

                                                             -----------------------------------------------------
                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 1998 compared to year ended                 Net             Due to           Due to
December 31, 1997                                                 Change             Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
     Loans                                                          $ 887          $ (299)            $1,186
     Investment securities                                             98               8                 90
     Interest-bearing deposits                                         98              16                 82
                                                             -----------------------------------------------------
        Total                                                       1,083            (275)             1,358
                                                             -----------------------------------------------------
Interest-bearing liabilities:
     Savings                                                          176             (12)               188
     Interest-bearing checking                                         33               2                 31
     Certificates of deposit                                          401             (36)               437
     FHLB advances                                                     63              (6)                69
                                                             -----------------------------------------------------
     Other borrowings                                                  29                                 29
                                                             -----------------------------------------------------
        Total                                                         702             (52)               754
                                                             -----------------------------------------------------
Net change in net interest income                                   $ 381          $ (223)             $ 604
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

First Community's one-year cumulative interest-rate gap as a percent of total assets was a negative 20.53% and 10.78% at December 31, 1999 and 1998, respectively. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 1999, First Community had $62.5 million or 56.0% of its total loan portfolio invested in installment and commercial loans as compared to $48.9 million or 51.9% of total loans invested in installment and commercial loans at December 31, 1998. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 1999, First Community's ratio of non-performing assets to total assets was .24% compared to .45% at December 31, 1998.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following tables illustrate the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 1999 and 1998. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                         At December 31, 1999 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                   $12,054       $ 6,545        $6,474                    $25,073
    Fixed rate mortgages                          5,216         2,592         2,767      $16,602        27,177
    Commercial loans                             13,434         3,780         1,499        1,291        20,004
    Consumer loans                               13,010        14,410         7,244        1,664        36,328
    Tax-exempt loans and leases                      60           328           459        2,157         3,004
    Investments                                   8,347         3,347         3,689        6,016        21,399
    FHLB stock                                      778                                                    778
    Interest-bearing deposits                     4,603                                                  4,603
                                             --------------------------------------------------------------------
      Total interest-earning assets              57,502        31,002        22,132       27,730       138,366
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
    Fixed maturity deposits                      59,557        11,058         2,219        3,128        75,962
    Other deposits                               27,127         9,758         4,914        1,142        42,941
    FHLB advances                                   638         2,725         1,234                      4,597
                                             --------------------------------------------------------------------
      Total interest-bearing liabilities         87,322        23,541         8,367        4,270       123,500
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities       (29,820)         7,461        13,765       23,460        14,866
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   (29,820)       (22,359)       (8,594)      14,866
Cumulative ratio at December 31, 1999 as a
percent of total assets                         (20.53)%       (15.39)%       (5.92)%      10.39%

                                                         At December 31, 1998 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                    $14,313        $3,944        $7,148                    $25,405
    Fixed rate mortgages                           5,033         2,387         2,241      $12,655        22,316
    Commercial loans                              11,936         1,935         1,186          229        15,286
    Consumer loans                                11,508        11,175         4,382          659        27,724
    Tax-exempt loans and leases                                                             3,463         3,463
    Investments                                    1,721         1,349         1,372        3,607         8,049
    FHLB stock                                       778                                                    778
    Interest-bearing deposits                     13,106                                                 13,106
                                             --------------------------------------------------------------------
      Total interest-earning assets               58,395        20,790        16,329       20,613       116,127
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
    Fixed maturity deposits                       40,497        12,537         3,326           50        56,410
    Other deposits                                30,817         7,349         2,885          756        41,807
    FHLB advances                                    156           760         3,837                      4,753
                                             --------------------------------------------------------------------
      Total interest-bearing liabilities          71,470        20,646        10,048          806       102,970
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities        (13,075)           144         6,281       19,807        13,157
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (13,075)      (12,931)       (6,650)       13,157
Cumulative ratio at December 31, 1998 as a
percent of total assets                          (10.78)%      (10.66)%         5.48%       10.97%


Deposit/Asset Base. First Community has experienced significant growth in deposits and assets in the past five years. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase in the Registrant's consolidated assets from $71.4 million at December 31, 1995 to $145.2 million at December 31, 1999 and deposits from $59.2 million at December 31, 1995 to $128.3 million at December 31, 1999. These factors include: (i) increased population in the geographic area serviced;
(ii) increased per-household disposable income in the geographic area serviced;
(iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution.

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

Cash and interest-bearing deposits, when combined with investments, have remained relatively constant during 1999 as a percentage of total assets. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 1999 and December 31, 1998.

During 1999 and 1998, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits decreased $9.7 million and increased $3.1 million, respectively. During 1999 and 1998, investment securities increased $13.0 million and $3.6 million, respectively. Cash was provided primarily from a net increase in deposit accounts of $22.1 million in 1999 and $18.5 million in 1998. Cash was used primarily to fund a net increase in loans of $17.8 million in 1999 and $14.5 million in 1998.

At December 31, 1999 and 1998, commitments to fund loan originations were approximately $9.0 million and $12.7 million, respectively. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon First Community's favorable liquidity ratio and the ability to borrow from the FHLB.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $20.0 million at December 31, 1999 from the FHLB and the balance of its borrowings at December 31, 1999 was $4.6 million, a decrease of $156,000 from outstanding borrowings at December 31, 1998.

On October 30, 1998, the Registrant issued rights and warrants to shareholders to purchase one share of common stock of the Registrant for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights were exercisable until March 30, 1999 and the warrants were exercisable from September 15, 1999 to December 13, 1999. The net proceeds to the Registrant from the sale of the stock, after deducting the expenses, were $149,000 of which $121,000 was received during 1999 and $28,000 was received during 1998. The purpose of the rights offering was to raise additional capital for First Community to support additional growth and for general corporate purposes.

In addition, on October 30, 1998, the Registrant commenced the offer and sale of up to $1.0 million in unsecured convertible notes, of which $1.0 million were sold. The notes are due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Registrant at the conversion price of $11.00 per share. The net proceeds of this offering were used to provide capital to FCREMI to acquire and lease branch facilities to First Community and to provide additional capital to First Community to support asset growth.

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

 - For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

 - For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

 - For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

 - For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

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

SFAS No. 133 was to be effective for all fiscal years beginning after June 15, 1999. The implementation date has been deferred and SFAS No. 133 will now be effective for all fiscal quarters beginning after June 15, 2000. Early application is encouraged; however, this Statement may not be applied retroactively to financial statements of prior periods.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Although the Registrant files a Form 10-K in lieu of a Form 10-KSB, the Registrant qualifies as a small business issuer. Therefore, Item 7A is not required under Section 229.305 of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

The Registrant's Financial Statements are included in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) 1. Financial Statements. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated

                                                                        Page

         Independent Auditor's Report on consolidated financial
         statements.                                                     F-1

         Consolidated Balance Sheet at December 31, 1999 and 1998        F-2

         Consolidated Statement of Income for the years ended
         December 31, 1999, 1998 and 1997.                               F-3

         Consolidated Statement of Comprehensive Income for the
         years ended December 31, 1999, 1998 and 1997.                   F-4

         Consolidated Statement of Stockholders' Equity for
         the years ended December 31, 1999, 1998 and 1997.               F-5

         Consolidated Statement of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997.                               F-6

         Notes to consolidated financial statements.                     F-7

         2. Exhibit Index. The following exhibits are included as part of this Annual Report:

         2.1 Agreement and Plan or Reorganization by and between Blue River Federal Savings Bank, a federally chartered stock saving bank, and First Community Bancshares, Inc., an Indiana corporation and bank holding company, dated November 10, 1999, (Incorporated herein by reference to the Report on Form 8-K filed with the SEC on November 17, 1999, File No. 000-19618).

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

        10.8* Deferred Director Fee Agreement by and between First Community Bank & Trust Company and Merrill M. Wesemann Dated November 23, 1994 (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1994 and filed with the Securities and Exchange Commission on March 13, 1995).

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

        10.11* Deferred Director Fee Agreement by and between First Community
               Bank & Trust and Frank D. Neese dated October 29, 1999 (Incorporated herein by reference to the Form 10-Q of First Community Bancshares, Inc. for the quarter ended September 30, 1999 and filed with the Securities and Exchange Commission on November 15, 1999).

        10.12* Deferred Director Fee Agreement by and between First Community
               Bank & Trust and Roy Martin Umbarger dated October 29, 1999 (Incorporated herein by reference to the Form 10-Q of First Community Bancshares, Inc. for the quarter ended September 30, 1999 and filed with the Securities and Exchange Commission on November 15, 1999).

        10.13* First Amendment to the Deferred Fee Agreement by and between
               First community Bank & Trust and Merrill M. Wesemann, M. D. dated October 29, 1999 (Incorporated herein by reference to the Form 10-Q of First Community Bancshares, Inc. for the quarter ended September 30, 1999 and filed with the Securities and Exchange Commission on November 15, 1999).

        10.14 First Amendment to 1996 Stock Option Plan, as approved by the Board of Directors November 17, 1999.

        21 Subsidiaries of First Community Bancshares, Inc. (Incorporated herein by reference to the Registration S Statement on Form SB-2 of First Community Bancshares, Inc., Registration No. 333-63239, declared effective October 30, 1998).

        27     Financial Data Schedule  (Included in electronic version only).

        (b) 2. Reports on Form 8-K. The Registrant filed on report on Form 8-K on November 17, 1999 reporting under Item 5, Other Events, the entering into an Agreement and Plan of Reorganization with Blue River Federal Savings Bank which completes the Registrant acquiring Blue River for approximately $3.9 million.

---------------
        *     Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1999.

                           FIRST COMMUNITY BANCSHARES, INC.

                           By: /s/ Albert R. Jackson , III
                              ----------------------------------------
                               Albert R. Jackson, III, Chief Executive
                               Officer and Director


                           By: /s/ Randy J. Sizemore
                              ----------------------------------------
                              Randy J. Sizemore, Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                 Date

/s/ Albert R. Jackson , III
-----------------------------------------------
Albert R. Jackson, III, Chief Executive                 March 30, 2000
Officer and Director


/s/ Merrill M. Wesemann                                 March 30, 2000
-----------------------------------------------
Merrill M. Wesemann, MD, Director and Chairman


/s/ Eugene W. Morris                                    March 30, 2000
-----------------------------------------------
Eugene W. Morris, Director and President


/s/ Roy Martin Umbarger                                 March 30, 2000
-----------------------------------------------
Roy Martin Umbarger, Director and Vice President


/s/ Frank D. Neese                                      March 30, 2000
-----------------------------------------------
Frank D. Neese, Director and Secretary


/s/ Albert R. Jackson, Jr.                              March 30, 2000
-----------------------------------------------
Albert R. Jackson, Jr., Director

                        FIRST COMMUNITY BANCSHARES, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                           December 31, 1999 and 1998

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                Table of Contents


                                                                       Page
-----------------------------------------------------------------------------

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

   Consolidated statement of cash flows                                 F-6

   Notes to consolidated financial statements                           F-7

                                 Independent Auditor's Report


                  To the Stockholders and
                  Board of Directors
                  First Community Bancshares, Inc.
                  Bargersville, Indiana


                  We have audited the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                  /s/ Olive LLP

                  Indianapolis, Indiana
                  February 18, 2000

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

December 31                                                                                 1999               1998
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                                $   2,357,531      $   1,185,790
   Short-term interest-bearing deposits                                                       2,245,670         13,106,281
                                                                                     ---------------------------------------
     Cash and cash equivalents                                                                4,603,201         14,292,071
   Investment securities
     Available for sale                                                                      14,065,377          7,047,098
     Held to maturity (fair value of $6,922,146 and $1,059,682)                               6,966,605          1,032,525
                                                                                     ---------------------------------------
         Total investment securities                                                         21,031,982          8,079,623
   Loans, net of allowance for loan losses of $873,203 and $955,099                         110,842,671         93,364,172
   Premises and equipment                                                                     4,448,634          3,333,331
   Federal Home Loan Bank of Indianapolis stock, at cost                                        777,800            777,800
   Interest receivable                                                                        1,084,609            928,953
   Cash value of life insurance                                                               1,593,788            102,787
   Other assets                                                                                 854,001            392,856
                                                                                     ---------------------------------------

         Total assets                                                                      $145,236,686       $121,271,593
                                                                                     =======================================

Liabilities
   Deposits
     Noninterest bearing                                                                 $    9,411,994     $    7,976,350
     Interest bearing                                                                       118,903,006         98,216,774
                                                                                     ---------------------------------------
         Total deposits                                                                     128,315,000        106,193,124
   Federal Home Loan Bank of Indianapolis advances                                            4,597,389          4,753,457
   Other borrowings                                                                           2,613,827          1,381,933
   Interest payable                                                                             334,234            258,867
   Other liabilities                                                                            570,756            198,107
                                                                                     ---------------------------------------
         Total liabilities                                                                  136,431,206        112,785,488
                                                                                     ---------------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred stock, no-par value
     Authorized and unissued--1,000,000 shares
   Common stock, no-par par value
     Authorized--4,000,000 shares
     Issued and outstanding--1,019,694 and 1,011,412 shares                                   6,930,024          6,869,426
   Retained earnings and contributed capital                                                  2,096,894          1,597,830
   Accumulated other comprehensive income (loss)                                               (221,438)            18,849
                                                                                     ---------------------------------------
         Total stockholders' equity                                                           8,805,480          8,486,105
                                                                                     ---------------------------------------

         Total liabilities and stockholders' equity                                        $145,236,686       $121,271,593
                                                                                     =======================================

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income

Year Ended December 31                                                           1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans, including fees                                                       $8,863,764        $7,651,263       $6,779,091
   Securities
     Taxable                                                                      317,845           244,300          183,260
     Tax exempt                                                                   394,888           133,572          106,252
   Deposits with financial institutions                                           494,024           327,693          230,410
   Dividends                                                                       63,684            63,609           62,136
                                                                          ----------------------------------------------------
         Total interest income                                                 10,134,205         8,420,437        7,361,149
                                                                          ----------------------------------------------------

Interest Expense
   Deposits                                                                     5,161,530         4,305,064        3,695,491
   Federal Home Loan Bank advances                                                318,087           175,303          111,425
   Other borrowings                                                               159,252            28,606
                                                                          ----------------------------------------------------
         Total interest expense                                                 5,638,869         4,508,973        3,806,916
                                                                          ----------------------------------------------------

Net Interest Income                                                             4,495,336         3,911,464        3,554,233
   Provision for loan losses                                                      201,040           239,000          255,000
                                                                          ----------------------------------------------------

Net Interest Income After Provision for Loan Losses                             4,294,296         3,672,464        3,299,233
                                                                          ----------------------------------------------------

Other Income
   Fiduciary activities                                                            31,683            38,498           26,509
   Service charges on deposit accounts                                            366,068           309,965          253,207
   Other operating income                                                          63,587            69,869           25,522
                                                                          ----------------------------------------------------
         Total other income                                                       461,338           418,332          305,238
                                                                          ----------------------------------------------------

Other Expenses
   Salaries and employee benefits                                               1,814,961         1,434,507        1,236,794
   Premises and equipment                                                         452,748           322,422          301,262
   Advertising                                                                    157,688           119,030          131,989
   Data processing fees                                                           358,271           285,763          232,797
   Deposit insurance expense                                                       79,099            52,487           45,178
   Printing and office supplies                                                   116,151            89,303           64,925
   Legal and professional fees                                                    252,608           129,990           97,843
   Telephone expense                                                              106,026            72,725           69,197
   Other operating expenses                                                       611,940           431,284          310,433
                                                                          ----------------------------------------------------
         Total other expenses                                                   3,949,492         2,937,511        2,490,418
                                                                          ----------------------------------------------------

Income Before Income Tax                                                          806,142         1,153,285        1,114,053
   Income tax expense                                                             164,267           350,251          375,609
                                                                          ----------------------------------------------------

Net Income                                                                    $   641,875       $   803,034       $  738,444
                                                                          ====================================================

Basic Earnings Per Share                                                            $.63              $.81             $.75
Diluted Earnings Per Share                                                           .62               .80              .74


See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income

Year Ended December 31                                                            1999            1998           1997
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $641,875       $803,034        $738,444

Other comprehensive income, net of tax
   Unrealized gains (losses) on securities available for sale
     Unrealized holding gains (losses) arising during the period, net of
        tax expense (benefit) of $(157,605), $(9,255) and $13,937                 (240,287)       (14,110)         21,249
                                                                            ------------------------------------------------

Comprehensive income                                                              $401,588       $788,924        $717,195
                                                                            ================================================


See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                                                                 Retained        Accumulated
                                                        Common Stock             Earnings           Other
                                               -------------------------------      and         Comprehensive
                                                    Shares                      Contributed        Income
                                                 Outstanding       Amount         Capital          (Loss)           Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1997                            942,825      $6,181,486    $   692,760       $  11,710       $6,885,956
   Net income                                                                       738,444                          738,444
   Unrealized gains on securities                                                                    21,249           21,249
   Cash dividends ($.10 per share)                                                  (94,282)                         (94,282)
   5% stock dividend                                  47,023         540,765       (540,765)
   Cash dividends in lieu of issuing                                                 (1,361)                          (1,361)
     fractional shares
                                               ---------------------------------------------------------------------------------

Balances, December 31, 1997                          989,848       6,722,251        794,796          32,959        7,550,006
   Net income                                                                       803,034                          803,034
   Unrealized losses on securities                                                                  (14,110)         (14,110)
   Exercise of stock options                          15,420          85,427                                          85,427
   Tax benefit on stock options exercised                             33,349                                          33,349
   Rights exercised, net of cost                       6,144          28,399                                          28,399
                                               ---------------------------------------------------------------------------------

Balances, December 31, 1998                        1,011,412       6,869,426      1,597,830          18,849        8,486,105
   Net income                                                                       641,875                          641,875
   Unrealized losses on securities                                                                 (240,287)        (240,287)
   Cash dividends ($.14 per share)                                                 (142,811)                        (142,811)
   Purchase of stock                                  (6,951)        (60,419)                                        (60,419)
   Rights and warrants exercised, net of cost         15,233         121,017                                         121,017
                                               ---------------------------------------------------------------------------------

Balances, December 31, 1999                        1,019,694      $6,930,024     $2,096,894       $(221,438)      $8,805,480
                                               =================================================================================


See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

Year Ended December 31                                                         1999              1998            1997
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                               $    641,875     $    803,034      $    738,444
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                   201,040          239,000           255,000
     Depreciation and amortization                                               212,679          156,851           137,713
     Deferred income tax                                                        (108,603)          52,712               498
     Investment securities amortization                                          (47,848)          20,293             4,362
     Loss on disposal of premises and equipment                                    2,318            3,179
     Gain on sale of foreclosed assets                                            (7,241)
     Net change in
       Interest receivable                                                      (155,656)        (228,874)         (173,893)
       Interest payable                                                           75,367            8,250            63,534
       Other assets                                                             (215,938)        (164,137)           27,866
       Other liabilities                                                         331,861         (115,880)          238,056
                                                                         ---------------------------------------------------
         Net cash provided by operating activities                               929,854          774,428         1,291,580
                                                                         ---------------------------------------------------

Investing Activities
   Purchases of securities available for sale                                (14,434,780)      (4,963,542)       (1,000,000)
   Proceeds from maturities of securities available for sale                   7,066,591          645,000           650,000
   Purchases of securities held to maturity                                   (6,956,714)
   Proceeds from maturities and paydowns of securities held to maturity        1,022,500          675,000           828,248
   Net change in loans                                                       (17,754,883)     (14,532,929)      (15,062,301)
   Purchases of premises and equipment                                        (1,330,300)      (1,548,582)         (290,617)
   Proceeds from sale of foreclosed assets                                        82,585          160,883           180,024
   Premiums on life insurance                                                 (1,470,000)
                                                                         ---------------------------------------------------
         Net cash used by investing activities                               (33,775,001)     (19,564,170)      (14,694,646)
                                                                         ---------------------------------------------------

Financing Activities
   Net change in
     Noninterest-bearing, NOW, and savings deposits                            2,570,652       13,833,819         6,597,456
     Certificates of deposit                                                  19,551,224        4,663,990        10,545,590
     Short-term borrowings
   Proceeds from borrowings                                                    2,252,800        3,386,000         1,750,000
   Repayment of borrowings                                                    (1,176,974)        (180,399)       (1,199,041)
   Cash dividends                                                               (102,023)                           (94,282)
   Purchase of stock                                                             (60,419)
   Rights and warrants exercised, net of cost                                    121,017           28,399
   Stock options exercised                                                                        118,776
                                                                         ---------------------------------------------------
         Net cash provided by financing activities                            23,156,277       21,850,585        17,599,723
                                                                         ---------------------------------------------------

Net Change in Cash and Cash Equivalents                                       (9,688,870)       3,060,843         4,196,657

Cash and Cash Equivalents, Beginning of Year                                  14,292,071       11,231,228         7,034,571
                                                                         ---------------------------------------------------

Cash and Cash Equivalents, End of Year                                        $4,603,201      $14,292,071       $11,231,228
                                                                         ===================================================

Additional Cash Flows Information
   Interest paid                                                              $5,563,502       $4,500,723        $3,743,382
   Income tax paid                                                               301,935          479,213           187,406

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Community Bancshares, Inc. (Company) and its wholly owned subsidiaries, First Community Bank and Trust
(Bank) and First Community Real Estate Management, Inc. (FCREMI), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1999, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula.

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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


Note 2 -- Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank (FRB). The reserve required at December 31, 1999, was $634,000.


Note 3 -- Investment Securities

                                                                                       1999
                                                        --------------------------------------------------------------------
                                                                                Gross            Gross
                                                            Amortized         Unrealized       Unrealized        Fair
December 31                                                    Cost             Gains            Losses          Value
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   Federal agency                                             $  1,959                           $   (3)         $  1,956
   State and municipal                                          11,473            $16              (380)           11,109
   Corporate obligations                                         1,000                                              1,000
                                                        --------------------------------------------------------------------
         Total available for sale                               14,432             16              (383)           14,065
                                                        --------------------------------------------------------------------

Held to maturity
   U. S. treasury                                                5,491                               (1)            5,490
   State and municipals                                          1,476              1               (45)            1,432
                                                        --------------------------------------------------------------------
         Total held to maturity                                  6,967              1               (46)            6,922
                                                        --------------------------------------------------------------------

         Total investment securities                           $21,399            $17             $(429)          $20,987
                                                        ====================================================================

                                                                                       1998
                                                        --------------------------------------------------------------------
                                                                                Gross            Gross
                                                            Amortized         Unrealized       Unrealized        Fair
December 31                                                    Cost             Gains            Losses          Value
----------------------------------------------------------------------------------------------------------------------------

Available for sale
   State and municipal                                         $6,066             $55              $(24)         $6,097
   Corporate obligations                                          950                                               950
                                                        --------------------------------------------------------------------
         Total available for sale                               7,016              55               (24)          7,047

Held to maturity--state and municipal                           1,033              27                             1,060
                                                        --------------------------------------------------------------------

         Total investment securities                           $8,049             $82              $(24)         $8,107
                                                        ====================================================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities held to maturity and available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         1999
                                                           -----------------------------------------------------------------
                                                                  Available for Sale               Held to Maturity
                                                           -----------------------------------------------------------------
                                                               Amortized          Fair         Amortized         Fair
Maturity Distribution at December 31                              Cost            Value           Cost           Value
----------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                          $  2,734        $  2,731         $5,613          $5,612
Due after one through five years                                    6,407           6,293            629             611
Due after five through ten years                                    4,721           4,528            725             699
Due after ten years                                                   570             513
                                                           -----------------------------------------------------------------

         Totals                                                   $14,432         $14,065         $6,967          $6,922
                                                           =================================================================

Securities with a carrying value of $1,959,000 were pledged under a blanket collateral agreement at December 31, 1999 to secure FHLB advances. No securities were pledged at December 31, 1998.


Note 4 -- Loans and Allowance

December 31                                                                                    1999             1998
----------------------------------------------------------------------------------------------------------------------------
Commercial, commercial real estate and industrial loans                                       $  29,836           $23,889
Real estate loans                                                                                40,653            34,118
Construction loans                                                                                5,445             7,739
Individuals' loans for household and other personal expenditures                                 32,648            24,968
Tax-exempt loans and leases                                                                       3,004             3,480
                                                                                        ------------------------------------
         Total loans                                                                            111,586            94,194
Deferred loan origination costs                                                                     130               125
Allowance for loan losses                                                                          (873)             (955)
                                                                                        ------------------------------------

         Total loans, net                                                                      $110,843           $93,364
                                                                                        ====================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

December 31                                                                            1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, January 1                                                                  $955           $848          $644
   Provision for losses                                                                  201            239           255
   Recoveries on loans                                                                    48             19            29
   Loans charged off                                                                    (331)          (151)          (80)
                                                                                  -------------------------------------------

   Balances, December 31                                                                $873           $955          $848
                                                                                  ===========================================

Information on impaired loans is summarized below.

December 31                                                                                          1999        1998
----------------------------------------------------------------------------------------------------------------------------
Impaired loans for which the discounted cash flows or collateral value exceeds the
   carrying value of the loan                                                                            $85    $1,027


Year Ended December 31                                                                   1999        1998        1997
---------------------------------------------------------------------------------------------------------------------------

Average balance of impaired loans                                                         $769        $1,092       $25
Interest income recognized on impaired loans                                                61           114
Cash-basis interest included above                                                          61            87


Note 5 -- Premises and Equipment

December 31                                                                                        1999           1998
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                               $1,018         $1,018
Buildings                                                                                           2,119          1,603
Leasehold improvements                                                                                212             54
Equipment                                                                                           1,666          1,054
                                                                                              ------------------------------
       Total cost                                                                                   5,015          3,729
Accumulated depreciation and amortization                                                            (566)          (396)
                                                                                              ------------------------------

       Net                                                                                         $4,449         $3,333
                                                                                              ==============================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 6 -- Deposits

December 31                                                                                     1999             1998
----------------------------------------------------------------------------------------------------------------------------
Demand deposits                                                                                $  26,250        $  20,341
Savings deposits                                                                                  26,103           29,442
Certificates and other time deposits of $100,000 or more                                          16,181           14,117
Other certificates and time deposits                                                              59,781           42,293
                                                                                          ----------------------------------

         Total deposits                                                                         $128,315         $106,193
                                                                                          ==================================

Certificates and other time deposits maturing in years ending December 31:

   2000                                             $59,598
   2001                                               9,141
   2002                                               1,876
   2003                                               1,864
   2004                                                 355
   Thereafter                                         3,128
                                               -----------------

                                                    $75,962
                                               ==================


Note 7 -- FHLB Advances

                                                             Interest
                                               Amount          Rate
-------------------------------------------------------------------------

Maturities in years ending December 31
   2000                                        $   638         6.05%
   2001                                            122         6.01
   2002                                          2,603         5.44
   2003                                          1,234         5.49
                                           ----------------

                                                $4,597         5.55%
                                           ================

The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires March 1, 2000 and bears interest at a rate equal to the then current variable advance rate. There were no drawings on this line of credit at December 31, 1999.

The FHLB advances and drawings on the available line of credit are secured by a blanket collateral agreement on first mortgage loans and investment securities eligible as collateral totaling $34,452,000. Advances are subject to restrictions or penalties in the event of prepayment.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 8 -- Other Borrowings

December 31                                                       1999           1998
-------------------------------------------------------------------------------------------
Convertible notes due December 31, 2008                             $1,000      $   170
Notes payable                                                        1,614        1,212
                                                             ------------------------------

         Total other borrowings                                     $2,614       $1,382
                                                             ==============================

The convertible notes are unsecured and bear an interest rate of 7%. The notes were issued from December 31, 1998 through March 31, 1999 and are convertible at the option of the holder into shares of common stock of the Company at the rate of $11.00 per share.

Notes payable include a note dated July 15, 1998 with an original balance of $800,000 with an interest rate of 1.125% under prime, adjustable every five years for a term of 30 years, a note dated December 18, 1998 with an original balance of $416,000 at a fixed interest rate of 7.25% with monthly installments due through November 2003 with a final balloon payment due in December 2003, and a note dated July 28, 1999 with an original balance of $422,800 at a fixed interest rate of 7.50% with monthly installments due through July 2004 with a final balloon payment due in August 2004 if not renewed. The notes are secured by real estate of the Company.

Maturities in years ending December 31
--------------------------------------------------------------------

   2000                                                   $    28
   2001                                                        30
   2002                                                        33
   2003                                                       396
   2004                                                       387
   Thereafter                                               1,740
                                                     ---------------

                                                           $2,614
                                                     ===============

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 9 -- Income Tax

Year Ended December 31                                                                 1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal                                                                             $178          $205          $270
     State                                                                                 95            92           106
   Deferred
     Federal                                                                              (84)           52             8
     State                                                                                (25)            1            (8)
                                                                                  -------------------------------------------

         Total income tax expense                                                        $164          $350          $376
                                                                                  ===========================================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                                                   $274          $392          $379
   Tax exempt interest                                                                   (153)          (93)          (69)
   Effect of state income taxes                                                            46            62            65
   Other                                                                                   (3)          (11)            1
                                                                                  -------------------------------------------

         Actual tax expense                                                              $164          $350          $376
                                                                                  ===========================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31                                                                                            1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Assets
   Allowance for loan losses                                                                            $305        $346
   Assumption fee                                                                                        113
   Securities available for sale                                                                         145
   Other                                                                                                  37          28
                                                                                                   --------------------------
         Total assets                                                                                    600         374
                                                                                                   --------------------------

Liabilities
   Depreciation                                                                                         (115)       (156)
   State income tax                                                                                      (24)        (15)
   Loan fees                                                                                             (56)        (51)
   Securities available for sale                                                                                     (12)
                                                                                                   --------------------------
         Total liabilities                                                                              (195)       (234)
                                                                                                   --------------------------
                                                                                                        $405        $140
                                                                                                   ==========================

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                        1999          1998
------------------------------------------------------------------------------

Commitments to extend credit                           $9,011        $12,723
Standby letters of credit                                 127            123

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

The Company and Bank are also subject to claims and lawsuits, which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt, which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this restriction at December 31, 1999.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 11 -- Stockholders' Equity

On November 19, 1997, the Board of Directors declared a 5% stock dividend payable on February 1, 1998. Net income per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.

On July 15, 1998, the Board of Directors approved the issuance of the following securities:

    Rights to stockholders to purchase one share for every ten shares owned as of October 29, 1998, the record date, subject to a minimum offer and purchase of 100 shares of common stock, at a purchase price of $10.00 per share. The rights were exercisable for a ninety (90) day period that expired on March 30, 1999 following their issuance and subject to the minimum purchase requirement, were freely transferable.

    Warrants to stockholders to purchase one share for every ten shares owned on October 29, 1998, the record date, subject to a minimum offer and purchase of 100 shares of common stock, with an exercise price of $10.00 per share. On September 15, 1999, the exercise price was reduced to $8.75 per share. The warrants were exercisable for a 90 day period commencing on September 15, 1999 and expiring on December 13, 1999 and subject to the minimum purchase requirement, were freely transferable.

The dividends which the Company may pay are restricted by FRB capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 1999, stockholder's equity of the Bank was $9,271,000, of which a minimum of $1,401,000 was available for payment of dividends.


Note 12 -- Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1999 and 1998, the Bank is categorized as well capitalized and met all subject capital adequacy requirements, except at December 31, 1999, the Bank was categorized as adequately capitalized for the total risk-adjusted capital ratio. There are no conditions or events since December 31, 1999 that management believes have changed the Bank's classification.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank's actual and required capital amounts and ratios are as follows:

                                                                                    1999
                                                  --------------------------------------------------------------------------
                                                                            Required for Adequate         To Be Well
                                                           Actual                 Capital 1             Capitalized 1
                                                  --------------------------------------------------------------------------
December 31                                           Amount       Ratio      Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------
Total capital (1) (to risk-weighted assets)            $10,365      9.7%       $8,518       8.0%        $10,648      10.0%

Tier 1 capital (1) (to risk-weighted assets)             9,492      8.9         4,259       4.0           6,389       6.0

Tier 1 capital (1) (to average assets)                   9,492      6.5         5,797       4.0           7,246       5.0

(1) As defined by regulatory agencies

                                                                                    1998
                                                  --------------------------------------------------------------------------
                                                                            Required for Adequate         To Be Well
                                                           Actual                 Capital 1             Capitalized 1
                                                  --------------------------------------------------------------------------
December 31                                           Amount       Ratio      Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------

Total capital (1) (to risk-weighted assets)             $9,100     10.0%       $7,295       8.0%        $9,119       10.0%

Tier 1 capital (1) (to risk-weighted assets)             8,145      8.9         3,648       4.0          5,472        6.0

Tier 1 capital (1) (to average assets)                   8,145      7.5         4,344       4.0          6,517        6.0

(1) As defined by regulatory agencies


Note 13 -- Employee Benefits

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $24,000, $16,000 and $8,000 for 1999, 1998 and 1997.

The Company adopted a stock option plan in 1992 whereby 46,921 shares of common stock, after restatement for stock dividends, were reserved for the granting of options to certain officers, directors and key employees. The options were exercisable within five years from the date of grant, and the right to purchase shares under such options vested at a rate of 40% after the first year and 20% each year thereafter with the options being fully vested after four years. Additional options to purchase common shares may be granted not to exceed 10% of the Company's outstanding shares of common stock, less previously granted options.

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

On May 15, 1996, the stockholders approved the 1996 stock option plan, reserving 105,000 shares of Company stock for the granting of options to certain key employees, directors and advisors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option. Options granted to key employees and advisors require approval of the Compensation Committee of the Board of Directors (Committee). Options granted to key employees and advisors become 25% exercisable one year from the date of the grant and continue to vest 25% each year thereafter until fully vested unless the Committee provides otherwise in the Option Agreement. The options granted during 1998 and 1999 vested at the date of grant. Without any action by the Committee, each outside director will be automatically granted an option to purchase 1,000 shares of Company stock on each anniversary date of service on the Board of Directors beginning with their 1997 anniversary. These options vest at the date of grant. Each option granted under the plan shall expire no later than ten years from the date the option is granted.

Although the Company has elected to follow APB No. 25, Standard Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                                      1999                   1998
------------------------------------------------------------------------------------------------------------------------
Risk-free interest rates                                                       5.18% and 6.19%         5.55% and 5.67%
Dividend yields                                                                      1.29%
Volatility factors of expected market price of common stock                         24.00%                  9.00%

Weighted-average expected life of the options                                      9 years                  9 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                                                                  1999           1998
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                   As reported           $642            $803
                                                                             Pro forma              617             749

Basic Earnings per share                                                     As reported            .63             .81
                                                                             Pro forma              .61             .75

Diluted earnings per share                                                   As reported            .62             .80
                                                                             Pro forma              .59             .74

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)


The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 1999, 1998 and 1997.

Year Ended December 31                             1999                         1998                       1997
----------------------------------------------------------------------------------------------------------------------------
                                                       Weighted-                   Weighted-                   Weighted-
                                                        Average                     Average                     Average
                 Options                  Shares    Exercise Price     Shares    Exercise Price    Shares   Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year              50,091          $7.77        51,511         $6.14      46,261          $5.54
Granted                                     10,500           8.59        16,000         11.56       5,250          11.43
Exercised                                                               (15,420)         5.54
Expired                                     (1,000)          9.13        (2,000)        11.50
                                       -------------                -------------               -------------

Outstanding, end of year                    59,591          $7.89        50,091         $7.77      51,511          $6.14
                                       =============                =============               =============

Options exercisable at year end             59,591                       50,091                    51,511

Weighted-average fair value of options
   granted during the year                   $3.28                        $4.50                     $4.00


As of December 31, 1999, options outstanding and exercisable of 30,841 have an exercise price of $5.54 and weighted-average remaining contractual lives of 2.5 years; options outstanding of 28,750 have exercise prices ranging from $8.00 to $11.50 and weighted-average remaining contractual lives of 8.4 years.


Note 14 -- Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties were as follows:

--------------------------------------------------------------------------

Balances, January 1, 1999                                       $1,037

Changes in composition of related parties                         (372)
New loans, including renewals                                      272
Payments, etc., including renewals                                (416)
                                                           ---------------

Balances, December 31, 1999                                    $   521
                                                           ===============

Deposits from related parties held by the Banks at December 31, 1999 and 1998 totaled $973,388 and $1,094,000.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)


Note 15 -- Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                                                                      Year Ended December 31, 1999
                                                                             -----------------------------------------------
                                                                                           Weighted Average    Per Share
                                                                                Income          Shares          Amount
                                                                             -----------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                          $642        1,019,086         $.63
                                                                                                            ================
Effect of Dilutive Stock Options                                                                    6,709
Effect of Convertible Debt                                                            35           74,271
                                                                             --------------------------------
Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions                  $677        1,100,066         $.62
                                                                             ===============================================

Options to purchase 25.750 shares of common stock at prices ranging from $9.125 to $11.50 per share were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                                      Year Ended December 31, 1998
                                                                             -----------------------------------------------
                                                                                           Weighted Average    Per Share
                                                                                Income          Shares          Amount
                                                                             -----------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                          $803          994,432         $.81
                                                                                                            ================
Effect of Dilutive Stock Options                                                                   12,383
Effect of Convertible Debt                                                                            168
                                                                             --------------------------------
Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions                  $803        1,006,983         $.80
                                                                             ===============================================

Options to purchase 19,250 shares of common stock at prices ranging from $11.00 to $11.50 per share were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                                      Year Ended December 31, 1997
                                                                             -----------------------------------------------
                                                                                           Weighted Average    Per Share
                                                                                Income          Shares          Amount
                                                                             -----------------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                          $738          989,848         $.75
                                                                                                            ================
Effect of Dilutive Stock Options                                                                   13,803
                                                                             --------------------------------
Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions                  $738        1,003,651         $.74
                                                                             ===============================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 16 -- Fair Values of Financial Instruments

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

Cash Surrender Value of Life Insurance--The fair values of cash surrender value of life insurance approximate carrying values.

Deposits--The fair values of noninterest-bearing and interest-bearing demand accounts are equal to the amount payable on demand at the balance sheet date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FHLB Advances--The fair value of advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

Other Borrowing--The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

The estimated fair values of the Company's financial instruments are as follows:

                                                                       1999                           1998
                                                            ------------------------------------------------------------
                                                              Carrying         Fair          Carrying          Fair
December 31                                                    Value           Value           Value          Value
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                    $4,603         $4,603         $14,292         $14,292
   Investment securities available for sale                     14,065         14,065           7,047           7,047
   Investment securities held to maturity                        6,967          6,922           1,033           1,060
   Loans, net                                                  110,843        110,774          93,364          94,650
   Stock in FHLB                                                   778            778             778             778
   Interest receivable                                           1,085          1,085             929             929
   Cash surrender value of life insurance                        1,594          1,594             103             103

Liabilities
   Deposits                                                    128,315        128,393         106,193         106,506
   FHLB advances                                                 4,597          4,518           4,753           4,773
   Other borrowings                                              2,614          2,525           1,382           1,371
   Interest payable                                                334            334             259             259

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 17 -- Business Combinations

On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreements, the Company will pay $41.50 for each share of common stock of Blue River Federal Savings Bank. The Company will borrow $4,000,000 to finance the transaction. A loan for $2,000,000 will be secured with Company stock and the second loan for $2,000,000 will be unsecured. Both loans with interest rates at prime will have a 15-year term with interest only due for the first seven years. The transaction is subject to approval by stockholders of Blue River Federal Savings Bank and appropriate regulatory agencies. The Company anticipates amortizing core deposit intangibles over ten years and goodwill over twenty years. As of December 31, 1999, Blue River Federal Savings Bank had total assets and stockholders' equity of $26,500,000 and $2,400,000, respectively.


Note 18 -- Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                                                  Condensed Balance Sheet

December 31                                                                                       1999           1998
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash on deposit with subsidiary                                                               $     248        $   215
   Investment in common stock of subsidiaries                                                        9,561          8,211
   Other assets                                                                                        384            230
                                                                                            --------------------------------

         Total assets                                                                              $10,193         $8,656
                                                                                            ================================

Liabilities
   Convertible notes                                                                              $  1,000         $  170
   Other liabilities                                                                                   388
                                                                                            --------------------------------
         Total liabilities                                                                           1,388            170

Stockholders' Equity                                                                                 8,805          8,486
                                                                                            --------------------------------

         Total liabilities and stockholders' equity                                                $10,193         $8,656
                                                                                            ================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                                               Condensed Statement of Income

Year Ended December 31                                                                   1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                                                            $148         $100         $165
   Other interest income and dividends                                                       1            1            1
                                                                                     ---------------------------------------
         Total income                                                                      149          101          166
                                                                                     ---------------------------------------

Expenses
   Interest expense                                                                         58
   Salaries and employee benefits                                                           54           41           44
   Professional fees                                                                        93           59           46
   Other expenses                                                                            8           15           18
                                                                                     ---------------------------------------
         Total expenses                                                                    213          115          108
                                                                                     ---------------------------------------

Income (loss) before income tax benefit and equity in undistributed income of
   subsidiaries                                                                            (64)         (14)          58
   Income tax benefit                                                                      (84)         (45)         (42)
                                                                                     ---------------------------------------

Income before equity in undistributed income of subsidiaries                                20           31          100
   Equity in undistributed income of subsidiaries                                          622          772          638
                                                                                     ---------------------------------------

Net Income                                                                                $642         $803         $738
                                                                                     =======================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                                             Condensed Statement of Cash Flows

Year Ended December 31                                                                  1999         1998          1997
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                             $642          $803         $738
   Adjustments to reconcile net income to net cash provided (used) by operating
     activities                                                                           (389)         (863)        (620)
                                                                                   ------------------------------------------
         Net cash provided (used) by operating activities                                  253           (60)         118
                                                                                   ------------------------------------------

Investing Activity--capital contributions to subsidiary                                    (968)         (130)
                                                                                   ------------------------------------------

Financing Activities
   Cash dividends                                                                         (143)                       (94)
   Stock options exercised                                                                               119
   Purchase of stock                                                                       (60)
   Rights and warrants exercised, net of costs                                             121            28
   Proceeds from borrowings                                                                830           170
                                                                                   ------------------------------------------
         Net cash provided (used) by financing activities                                  748           317          (94)
                                                                                   ------------------------------------------

Net Change in Cash on Deposit                                                               33           127           24

Cash on Deposit at Beginning of Year                                                       215            88           64
                                                                                   ------------------------------------------

Cash on Deposit at End of Year                                                            $248          $215         $ 88
                                                                                   ==========================================