Form 10-Q
period 2000-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2000-05-12
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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
                                                   Yes  X    No
                                                       ---      ---

Outstanding Shares of Common Stock on May 1, 2000                1,009,119

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX
                                                                      Page No.
                                                                      --------

Forward Looking Statement....................................................3

Part I. Financial Information:

   Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheet..........................4

               Consolidated Condensed Statement of Income....................5

               Consolidated Condensed Statement of Comprehensive Income .....6

               Consolidated Condensed Statement of Stockholders' Equity......7

               Consolidated Condensed Statement of Cash Flows................8

               Notes to Consolidated Condensed Financial Statements..........9

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......14

Part II.  Other Information:

   Item 1.  Legal Proceedings...............................................14

   Item 2.  Changes In Securities...........................................14

   Item 3.  Defaults Upon Senior Securities.................................14

   Item 4.  Submission of Matters to a Vote of Security Holders.............14

   Item 5.  Other Information...............................................14

   Item 6.  Exhibits and Reports on Form 8-K................................14

Signatures..................................................................15

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

Item 1         Financial Statements
------         --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                    March 31,      December 31,
                                                                      2000             1999
                                                                 ---------------------------------
Assets
    Cash and due from banks                                      $  1,707,754     $  2,357,531
    Short-term interest-bearing deposits                            5,040,642        2,245,670
                                                                 ---------------------------------
        Cash and cash equivalents                                   6,748,396        4,603,201
    Investment securities
        Available for sale                                         12,880,036       14,065,377
        Held to maturity                                            6,455,099        6,966,605
                                                                 ---------------------------------
           Total investment securities                             19,335,135       21,031,982
    Loans                                                         115,420,352      111,715,874
        Allowance for loan losses                                    (918,640)        (873,203)
                                                                 ---------------------------------
           Net Loans                                              114,501,712      110,842,671
    Premises and equipment                                          4,574,726        4,448,634
    Federal Home Loan Bank of Indianapolis stock, at cost             777,800          777,800
    Interest receivable                                             1,010,276        1,084,609
    Cash value of life insurance                                    1,611,437        1,593,788
    Other assets                                                      931,030          854,001
                                                                 ---------------------------------

        Total assets                                             $149,490,512     $145,236,686
                                                                 =================================

Liabilities
    Deposits
        Noninterest-bearing                                      $  9,777,531     $  9,411,994
        Interest-bearing                                          122,680,785      118,903,006
                                                                 ---------------------------------
           Total deposits                                         132,458,316      128,315,000
    Federal Home Loan Bank of Indianapolis advances                 4,597,389        4,597,389
    Other borrowings                                                2,607,623        2,613,827
    Interest payable                                                  377,635          334,234
    Other liabilities                                                 694,778          570,756
                                                                 ---------------------------------
        Total liabilities                                         140,735,741      136,431,206
                                                                 ---------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
    Preferred stock, no-par value
        Authorized and unissued - 1,000,000 shares
    Common stock, no-par value
        Authorized - 4,000,000 shares
        Issued and outstanding -1,009,119 and 1,019,694 shares      6,840,269        6,930,024
    Retained earnings and contributed capital                       2,159,697        2,096,894
    Accumulated other comprehensive income                           (245,195)        (221,438)
                                                                 ---------------------------------
        Total stockholders' equity                                  8,754,771        8,805,480
                                                                 ---------------------------------

        Total liabilities and stockholders' equity               $149,490,512     $145,236,686
                                                                 =================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31
                                                              ----------------------------
                                                                  2000          1999
                                                              ----------------------------
Interest Income
    Loans, including fees                                     $2,485,905    $2,117,149
    Investment securities
        Taxable                                                   83,447        41,302
        Tax exempt                                               125,311        68,588
    Interest-bearing time deposits                                72,838        82,378
    Dividends                                                     17,059        16,802
                                                              -----------------------------
        Total interest income                                  2,784,560     2,326,219
                                                              -----------------------------

Interest Expense
    Deposits                                                   1,468,653     1,124,906
    FHLB advances                                                 65,161        76,211
    Other borrowings                                              48,110        27,397
                                                              -----------------------------
        Total interest expense                                 1,581,924     1,228,514
                                                              -----------------------------

Net Interest Income                                            1,202,636     1,097,705
    Provision for loan losses                                     64,100        75,000
                                                              -----------------------------
Net Interest Income After Provision for Loan Losses            1,138,536     1,022,705
                                                              -----------------------------

Other Income
    Trust fees                                                     9,360         3,740
    Service charges on deposit accounts                          107,110        75,168
    Other operating income                                        42,132        16,222
                                                              -----------------------------
        Total other income                                       158,602        95,130
                                                              -----------------------------

Other Expenses
    Salaries and employee benefits                               552,851       381,122
    Premises and equipment                                       163,460        89,824
    Advertising                                                   41,983        40,742
    Data processing fees                                         111,074        81,089
    Deposit insurance expense                                      6,820        14,009
    Printing and office supplies                                  73,807        28,700
    Legal and professional fees                                   53,492        39,666
    Telephone expense                                             30,856        23,629
    Other operating expense                                      178,085       133,840
                                                              -----------------------------
        Total other expenses                                   1,212,428       832,621
                                                              -----------------------------

Income Before Income Tax                                          84,710       285,214
    Income tax (benefit) expense                                 (18,459)       80,229
                                                              -----------------------------

Net Income                                                    $  103,169    $  204,985
                                                              =============================

Basic earnings per share                                      $      .10    $      .20

Diluted earnings per share                                           .10           .20

Dividends per share                                                  .04           .03

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)



                                                                      Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                      2000          1999
                                                                  ---------------------------
  Net Income                                                      $  103,169    $ 204,985
  Other comprehensive income, net of tax
      Unrealized losses on securities available
         Unrealized holding losses arising during the period,
         net of tax benefit of $15,583 and $10,981                   (23,757)     (16,742)
                                                                  ---------------------------
   Comprehensive income                                            $  79,412     $188,243
                                                                  ===========================



See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

                                                                       Retained
                                                Common Stock           Earnings        Accumulated
                                        ---------------------------       and             Other
                                             Shares                   Contributed     Comprehensive
                                          Outstanding     Amount        Capital       Income (Loss)      Total
                                        --------------------------------------------------------------------------
Balances, January 1, 2000                 1,019,694     $6,930,024    $2,096,894      $ (221,438)     $8,805,480

   Net income for the period                                             103,169                         103,169
   Unrealized losses on securities                                                       (23,757)        (23,757)
   Cash dividend ($.04 per share)                                        (40,366)                        (40,366)
   Purchase of stock                        (10,575)       (89,755)                                      (89,755)
                                        --------------------------------------------------------------------------

Balances, March 31, 2000                  1,009,119     $6,840,269    $2,159,697      $ (245,195)     $8,754,771
                                        ==========================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                 ------------------------------
                                                                     2000            1999
                                                                 ------------------------------
Operating Activities
    Net income                                                   $   103,169      $   204,985
    Adjustments to reconcile net income to net cash provided
       by operating activities
      Provision for loan losses                                       64,100           75,000
      Depreciation and amortization                                   82,553           47,179
      Investment securities amortization (accretion)                 (19,313)          14,904
      Gain on sale of foreclosed real estate                               0           (7,241)
      Net change in:
        Cash value of life insurance                                 (17,649)               0
        Interest receivable                                           74,333           (5,538)
        Interest payable                                              43,401           83,899
        Other assets                                                 (61,444)        (100,071)
        Other liabilities                                            124,444          157,506
                                                                 ------------------------------
           Net cash provided by operating activities                 393,591          470,623
                                                                 ------------------------------

Investing Activities
    Purchases of securities available for sale                             0       (2,976,747)
        Purchases of securities held to maturity                  (4,973,179)               0
    Proceeds from maturities of securities available for sale      1,145,000          400,000
    Proceeds from paydowns and maturities of securities
       held to maturity                                            5,505,000          370,000
    Net change in loans                                           (3,723,141)      (4,872,411)
    Proceeds from sale of foreclosed real estate                           0           72,500
    Purchases of property and equipment                             (208,645)         (70,402)
                                                                 ------------------------------
           Net cash used by investing activities                  (2,254,965)      (7,077,060)
                                                                 ------------------------------

Financing Activities
    Net change in
      Noninterest-bearing, NOW and savings deposits                2,750,937       (7,203,975)
      Certificates of Deposit                                      1,392,379        8,518,281
    Proceeds from borrowings                                               0        1,830,000
    Repayment of borrowings                                           (6,204)          (3,882)
    Dividends paid                                                   (40,788)               0
    Rights exercised, net of costs                                         0          104,192
    Stock repurchases                                                (89,755)               0
                                                                 ------------------------------
           Net cash provided by financing activities               4,006,569        3,244,616
                                                                 ------------------------------

Net Change in Cash and Cash Equivalents                            2,145,195       (3,361,821)

Cash and Cash Equivalents, Beginning of Period                     4,603,201       14,292,071
                                                                 ------------------------------

Cash and Cash Equivalents, End of Period                         $  6,748,396     $ 10,930,250
                                                                 ==============================

Supplemental cash flow disclosures
    Interest paid                                                $   1,538,523    $   1,144,615
    Income tax paid                                                        0           26,570
    Dividend payable                                                  40,366           30,660

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2000, and for the three months ended March 31, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                       Three Months Ended                  Three Months Ended
                                         March 31, 2000                      March 31, 1999
                                         --------------                      --------------
                                          Weighted                              Weighted
                                          Average      Per Share                Average    Per Share
                                 Income    Shares        Amount        Income    Shares      Amount
                                 ------    ------        ------        ------    ------      ------
Basic earnings per share
     Income available to
      common shareholders       $103,169  1,011,928      $  .10       $204,985  1,019,864     $ .20
                                                         ======                               =====

Effect of dilutive stock options              5,362                                 7,160

Effect of convertible  debt
                                --------------------                  -------------------
Diluted earnings per share
     Income available to
      common shareholders and
      assumed conversions       $103,169  1,017,290      $ .10        $204,985  1,027,024     $ .20

                                ==============================        =============================

Note 3: Business Combinations
-----------------------------

On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Company will pay $41.50 for each share of common stock of Blue River Federal Savings Bank. The Company will borrow $4,000,000 to finance the transaction. A loan for $2,000,000 will be secured with Bank stock and the second loan for $2,000,000 will be unsecured. Both loans with interest rates at prime will have a 15-year term with interest only due for the first seven years. The transaction is subject to approval by stockholders of Blue River Federal Savings Bank and appropriate regulatory agencies. The Company anticipates amortizing core deposit intangibles over ten years and goodwill over twenty years.

As of March 31, 2000, Blue River Federal Savings Bank had total assets and stockholders' equity of $25.5 million and $2.5 million, respectively.

Item 2         Management's Discussion and Analysis of Financial Condition
------         and Results of Operations
               -----------------------------------------------------------
General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. On May 26, 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to the Bank properties originally owned by the Bank thereby allowing the Bank to redeploy its capital to other uses. The Bank makes monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt incurred by FCREMI to purchase these properties. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Financial Condition
-------------------

Total assets increased $4.3 million, or 2.9%, to $149.5 million at March 31, 2000, from $145.2 million at December 31, 1999. Net loans increased from $110.8 million on December 31, 1999 to $114.5 million on March 31, 2000. Deposits increased from $128.3 million on December 31, 1999 to $132.5 million on March 31, 2000.

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

The Company owns certain warrants entitling it to purchase, for a nominal consideration, shares of common stock (the "Warrant Shares") of a privately held software development company. The software company has indicated that if certain transactions it is currently negotiating were to materialize, the Warrant Shares could significantly increase in value. There can be no assurance however, that such transaction will be successfully consummated or that, even if they are successfully concluded, the Warrant Shares will increase in value or the amount of any such increase would be significant.

Results of Operations
---------------------

The Company had net income of $103,000 and $205,000 for the three months ending March 31, 2000 and 1999, respectively. Net interest income was $1.2 million and $1.1 million for the three months ending March 31, 2000 and March 31, 1999, respectively.

Net income decreased $102,000 for the three months ended March 31, 2000, when compared to the same period in 1999, due primarily to general increases in other expenses partially offset by an increase in net interest income and other income. This increase in net interest income resulted primarily from increases in interest income on loans and tax exempt investment securities offset by an increase in interest expense. These increases in interest income and expense resulted primarily from increases in the volume of these interest-earning assets and interest-bearing liabilities. The increase in income from service fees of $32,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increases in other expenses were directly a result of the overall growth of the Bank. The Bank's growth has been facilitated by and resulted in the increase of additional personnel, facilities as well as other general expenses including, but not limited to, advertising, supplies and professional fees. In addition, as the Bank's loans and deposits increase, the associated data processing fees have increased. Income taxes decreased $99,000 for the three months ended March 31, 2000, when compared to the same period in 1999, because of a reduced level of net income and an increase in the Company's tax exempt securities portfolio.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 2000, the Bank had $1.0 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $919,000 or .80% of net loans receivable at March 31, 2000 compared to $873,000 or .78% of net loans receivable at December 31, 1999. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $299,000 at March 31, 2000 compared to $296,000 at December 31, 1999.

Asset/Liability Management
--------------------------

One of the actions undertaken by the Bank's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of the Bank's net interest spread to the adverse impact of volatile interest rates by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The difference between maturity of assets and maturity of liabilities is measured by the interest-rate gap.

At March 31, 2000, the Bank's one-year cumulative interest-rate gap as a percent of total assets was a negative 22.3%. This negative interest-rate gap represents substantial risk for the Bank in an environment of rising interest rates. A negative interest-rate gap means the Bank's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .24% at March 31, 2000 and .24% at December 31, 1999.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                             At March 31, 2000 Maturing or Repricing
                                    --------------------------------------------------------

                                     One Year     1 - 3       3 - 5      Over 5
                                     or Less      Years       Years      Years       Total
                                    --------------------------------------------------------
                                                       (Dollars in 000's)
Interest-earning assets:
  Adjustable rate mortgages         $  12,585  $   4,255   $  9,643                $  26,483
  Fixed rate mortgages                  1,982        124         408   $  22,506      25,020
  Commercial loans                     15,000      5,246       1,969      4,172       26,387
  Consumer loans                       10,662     14,901       7,519      1,597       34,679
  Tax-exempt loans and leases              15        293       1,141      1,279        2,728
  Investments                           7,579      3,646       2,940      5,576       19,741
  FHLB stock                              778                                            778
  Interest-bearing deposits             5,041                                          5,041
                                    --------------------------------------------------------
      Total interest-earning assets    53,642     28,465      23,620     35,130      140,857
                                    --------------------------------------------------------
Interest-bearing liabilities:
  Fixed maturity deposits              58,321     13,591       1,771      3,596       77,279
  Other deposits                       28,014     10,729       5,423      1,236       45,402
  FHLB advances                           638      2,725       1,234                   4,597
                                    --------------------------------------------------------
      Total interest-bearing
      liabilities                      86,973     27,045       8,428      4,832      127,278
                                    --------------------------------------------------------
Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities          (33,331)     1,420      15,192     30,298       13,579

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities          (33,331)   (31,911)    (16,719)    13,579

Cumulative ratio at March 31, 2000
as a percent of total assets           (22.30)%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $4.6 million at both March 31, 2000 and December 31, 1999, respectively.

On October 30, 1998, the Company issued rights and warrants to shareholders to purchase one share of common stock of the Company for every ten shares owned as of October 29, 1998, subject to a minimum offer and purchase of 100 shares. The rights were exercisable until March 30, 1999 and the warrants were exercisable from September 15, 1999 to December 13, 1999. The net proceeds to the Company from the sale of the stock, after deducting the expenses, were $149,000. The purpose of the rights offering was to raise additional capital for the Bank to support additional growth and for general corporate purposes.

In addition, on October 30, 1998, the Company commenced the offer and sale of up to $1.0 million in unsecured convertible notes, of which all $1.0 million were sold. The notes are due December 31, 2008, bear interest at the rate of 7% per annum and, at the option of the holder, are convertible to common stock of the Company at the conversion price of $11.00 per share. The net proceeds of this offering were used to provide capital to FCREMI to acquire and lease branch facilities to the Bank and to provide additional capital to the Bank to support asset growth.

At March 31, 2000, the Bank had tier 1 capital of approximately 6.5% and risk-based capital of approximately 9.5%. The regulatory tier 1 and risk-based capital requirements are 4.0% and 8.0% respectively.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
-------        ----------------------------------------------------------

Although the Company files a Form 10-K in lieu of Form 10-KSB, the Company qualifies as a small business issuer. Therefore, Item 7A is not required under
Section 229.305 of Regulation S-K.



                           Part II - Other Information

Item 1.        Legal Proceedings.
-------        ------------------
               None.

Item 2.        Changes in Securities.
-------        ----------------------
               None.

Item 3.        Defaults upon Senior Securities.
-------        --------------------------------
               Not applicable.

Item 4.        Submission of Matters to a Vote by Security Holders.
-------        ----------------------------------------------------
               None.

Item 5.        Other Information.
-------        ------------------
               None.

Item 6.        Exhibits and Reports on Form 8-K.
-------        --------------------------------
               (a)    Exhibit 27  Financial Data Schedule.
               (b) No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST COMMUNITY BANCSHARES, INC.

  Date:  May        ,2000             By: /s/ Albert R. Jackson III
         ----------------                ----------------------------------
                                      Albert R. Jackson III
                                      Chief Executive Officer and Director

  Date:  May      , 2000              By: /s/ Randy J. Sizemore
         ---------------                 ----------------------------------
                                      Randy J. Sizemore, Vice President of
                                      Finance