Form 10-Q
period 2000-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 2000-08-11
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------
Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                                             35-1833586
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

                                  Yes  X   No
                                      ---     ---

Outstanding Shares of Common Stock on August 1, 2000                 1,039,959

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

Forward Looking Statement......................................................3

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

               Notes to Unaudited Consolidated Condensed Financial Statements..9

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........15

Part II. Other Information:

   Item 1.  Legal Proceedings.................................................15

   Item 2.  Changes In Securities.............................................15

   Item 3.  Defaults Upon Senior Securities...................................15

   Item 4.  Submission of Matters to a Vote of Security Holders...............15

   Item 5.  Other Information.................................................15

   Item 6.  Exhibits and Reports on Form 8-K..................................15

Signatures....................................................................16

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

Item 1. Financial Statements
----------------------------

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (Unaudited)

                                                                     June 30,       December 31,
                                                                       2000             1999
                                                                 --------------------------------
Assets
    Cash and due from banks                                      $  1,981,188     $  2,357,531
    Short-term interest-bearing deposits                            1,722,443        2,245,670
                                                                 --------------------------------
        Cash and cash equivalents                                   3,703,631        4,603,201
    Investment securities
        Available for sale                                         11,415,396       14,065,377
        Held to maturity                                            1,451,149        6,966,605
                                                                 --------------------------------
           Total investment securities                             12,866,545       21,031,982
    Loans                                                         118,380,685      111,715,874
        Allowance for loan losses                                    (942,319)        (873,203)
                                                                 --------------------------------
           Net loans                                              117,438,366      110,842,671
    Premises and equipment                                          4,584,249        4,448,634
    Federal Home Loan Bank of Indianapolis stock, at cost             777,800          777,800
    Interest receivable                                             1,045,906        1,084,609
    Cash value of life insurance                                    1,630,349        1,593,788
    Other assets                                                      965,468          854,001
                                                                 --------------------------------

        Total assets                                             $143,012,314     $145,236,686
                                                                 ================================

Liabilities
    Deposits
        Noninterest-bearing                                      $  9,678,314     $  9,411,994
        Interest-bearing                                          115,368,438      118,903,006
                                                                 --------------------------------
           Total deposits                                         125,046,752      128,315,000
    Federal Home Loan Bank of Indianapolis advances                 5,150,000        4,597,389
    Other borrowings                                                2,600,759        2,613,827
    Interest payable                                                  410,517          334,234
    Other liabilities                                                 659,043          570,756
                                                                 --------------------------------
        Total liabilities                                         133,867,071      136,431,206
                                                                 --------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
    Preferred stock, no-par value
        Authorized and unissued - 1,000,000 shares
    Common stock, no-par value
        Authorized - 4,000,000 shares
        Issued and outstanding - 1,039,959 and 1,019,694 shares     7,023,423        6,930,024
    Retained earnings and contributed capital                       2,344,429        2,096,894
    Accumulated other comprehensive loss                             (222,609)        (221,438)
                                                                 --------------------------------
        Total stockholders' equity                                  9,145,243        8,805,480
                                                                 --------------------------------

        Total liabilities and stockholders' equity               $143,012,314     $145,236,686
                                                                 ================================

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                  (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                 June 30,
                                                     -------------------------------------------------
                                                        2000         1999        2000        1999
                                                     -------------------------------------------------
Interest Income
    Loans, including fees                            $2,527,357   $2,117,343  $5,013,262  $4,234,492
    Investment securities
        Taxable                                          54,195       62,372     137,642     103,674
        Tax exempt                                      124,107       92,269     249,418     160,857
    Interest-bearing time deposits                       71,030      129,325     143,868     211,703
    Dividends                                            15,342       15,513      32,401      32,315
                                                     -------------------------------------------------
        Total interest income                         2,792,031    2,416,822   5,576,591   4,743,041
                                                     ------------ ----------- ----------- ------------

Interest Expense
    Deposits                                          1,466,788    1,226,219   2,935,441   2,351,125
    FHLB advances                                        61,681       80,821     126,842     157,032
    Other borrowings                                     47,211       39,490      95,321      66,887
                                                     -------------------------------------------------
        Total interest expense                        1,575,680    1,346,530   3,157,604   2,575,044
                                                     -------------------------------------------------

Net Interest Income                                   1,216,351    1,070,292   2,418,987   2,167,997
    Provision for loan losses                            55,000       75,000     119,100     150,000
                                                     -------------------------------------------------
Net Interest Income After Provision for Loan Losses   1,161,351      995,292   2,299,887   2,017,997
                                                     -------------------------------------------------

Other Income
    Trust fees                                            8,629       21,575      17,989      25,315
    Service charges on deposit accounts                 122,500       80,287     229,610     155,455
        Loss on sale of securities                       (1,849)           0      (1,849)          0
    Other operating income                               58,879        9,723     101,011      25,945
                                                     -------------------------------------------------
        Total other income                              188,159      111,585     346,761     206,715
                                                     -------------------------------------------------

Other Expenses
    Salaries and employee benefits                      556,008      399,093   1,108,859     780,215
    Premises and equipment                              158,479       93,879     321,939     183,703
    Advertising                                          40,836       44,320      82,819      85,062
    Data processing fees                                120,445       82,646     231,519     163,735
    Deposit insurance expense                             6,558       15,334      13,378      29,343
    Printing and office supplies                         65,832       31,125     139,639      59,825
    Legal and professional fees                          45,276       72,960      98,768     112,626
    Telephone expense                                    27,319       22,895      58,175      46,524
    Other operating expense                              47,380      112,407     225,465     246,247
                                                     -------------------------------------------------
        Total other expenses                          1,068,133      874,659   2,280,561   1,707,280
                                                     -------------------------------------------------

Income Before Income Tax                                281,377      232,218     366,087     517,432
    Income tax expense                                   55,047       51,818      36,588     132,047
                                                     -------------------------------------------------

Net Income                                           $  226,330   $  180,400  $  329,499  $  385,385
                                                     =================================================

Basic earnings per share                             $      .22   $      .18  $      .33  $      .38
Diluted earnings per share                           $      .21   $      .17  $      .32  $      .37

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                  (Unaudited)



                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                              -------------------------------------------------------
                                                  2000         1999          2000           1999
                                              -------------------------------------------------------

  Net Income                                  $  226,330    $  180,400   $  329,499     $  385,385
  Other comprehensive income, net of tax
      Unrealized gains (losses) on
      securities available for sale
              Unrealized holding gains
              (losses) arising during
              The period, net of tax
              benefit (expense) of
              ($14,814), $74,547,
              $769 and $85,527                    23,703      (113,657)         (54)      (130,399)

              Less:  Reclassification
              adjustment for losses
              included in net income, net
              of tax benefit of
              $732 and $732                       (1,117)                    (1,117)
                                              -------------------------------------------------------
                                                  22,586      (113,657)      (1,171)      (130,399)
                                              -------------------------------------------------------
   Comprehensive income                       $  248,916    $  66,743    $  328,328     $  254,986
                                              =======================================================


See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2000
                                  (Unaudited)



                                                             Retained
                                     Common Stock            Earnings        Accumulated
                               --------------------------       And             Other
                                  Shares                    Contributed     Comprehensive
                               Outstanding     Amount         Capital           Loss           Total
                               -------------------------------------------------------------------------

Balances, January 1, 2000      1,019,694     $6,930,024     $2,096,894      $ (221,438)     $8,805,480

 Net income for the period                                     329,499                         329,499
 Unrealized losses on                                                           (1,171)         (1,171)
 securities Cash dividend
 $.04 per share)                                               (81,964)                        (81,964)

 Options exercised, net of cost   30,840        170,854                                        170,854

 Tax benefits on options exercised               12,300                                         12,300

 Purchase of stock               (10,575)       (89,755)                                       (89,755)
                               -------------------------------------------------------------------------

Balances, June 30, 2000        1,039,959     $7,023,423     $2,344,429     $  (222,609)     $9,145,243
                               =========================================================================


See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)


                                                                        Six Months Ended
                                                                             June 30,
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ---------------------------
Operating Activities
    Net income                                                    $   329,499    $   385,385
    Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                       119,100        150,000
      Depreciation and amortization                                   175,813         94,777
      Investment securities amortization (accretion)                  (21,459)        31,674
      Gain on sale of foreclosed real estate                                0         (7,241)
      Loss on sale of fixed assets                                          0          2,318
            Loss on sale of securities available for sale               1,849              0
      Net change in:
                Cash value of life insurance                          (36,561)             0
        Interest receivable                                            38,703        (79,459)
        Interest payable                                               76,283          7,678
        Other assets                                                   (9,993)      (155,144)
        Other liabilities                                              87,477         24,602
                                                                  ---------------------------
           Net cash provided by operating activities                  760,711        454,590
                                                                  ---------------------------

Investing Activities
    Purchases of securities available for sale                              0     (6,146,730)
    Proceeds from maturities of securities available for sale       2,634,286        490,000
    Purchases of securities held to maturity                       (4,973,179)      (225,000)
    Proceeds from paydowns and maturities of securities held
      to maturity                                                  10,522,000        420,000
    Net change in loans                                            (6,803,200)    (6,735,655)
    Proceeds from sale of foreclosed real estate                            0         72,500
    Purchases of property and equipment                              (311,428)      (202,343)
                                                                  ---------------------------
           Net cash provided (used) by investing activities         1,068,479    (12,327,228)
                                                                  ---------------------------

Financing Activities
    Net change in
      Noninterest-bearing, NOW and savings deposits                 1,796,504      3,752,477
      Certificates of Deposit                                      (5,064,752)    10,714,598
    Proceeds from borrowings                                        6,000,000      1,830,000
    Repayment of borrowings                                        (5,460,457)        (8,158)
    Purchase of stock                                                 (89,755)        (6,129)
    Cash dividends                                                    (81,154)       (30,660)
    Rights and options exercised, net of costs                        170,854        104,192
                                                                  ---------------------------
           Net cash provided (used) by financing activities        (2,728,760)    16,356,320
                                                                  ---------------------------
Net Change in Cash and Cash Equivalents                              (899,570)     4,483,682

Cash and Cash Equivalents, Beginning of Period                      4,603,201     14,292,071
                                                                  ---------------------------

Cash and Cash Equivalents, End of Period                          $ 3,703,631    $18,775,753
                                                                  ===========================

Supplemental cash flow disclosures
    Interest paid                                                 $ 3,081,321    $ 2,567,366
    Income tax paid                                                    20,000        246,570
    Dividend payable                                                   41,598         30,639

See notes to consolidated condensed financial statements.

               FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements


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

The interim consolidated financial statements at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                      Three Months Ended                   Three Months Ended
                                        June 30, 2000                        June 30, 1999
                                        -------------                        -------------
                                          Weighted     Per                      Weighted   Per
                                          Average      Share                    Average    Share
                                 Income    Shares      Amount          Income    Shares    Amount
                                 ------    ------      ------          ------    ------    ------
Basic earnings per share
     Income available to
      common stockholders       $226,330    1,014,372   $ .22         $180,400  1,021,850    $ .18
                                                       =======                              =======

Effect of dilutive stock options                2,482                               7,160
Effect of convertible debt        10,568       90,910                   10,568     80,455
                                ----------------------                --------------------
Diluted earnings per share
     Income available to
      common stockholders and
      assumed conversions       $236,898    1,107,764   $ .21         $190,968  1,109,465    $ .17
                                ==============================        =============================

                                       Six Months Ended                     Six Months Ended
                                        June 30, 2000                        June 30, 1999
                                        -------------                        -------------
                                          Weighted     Per                      Weighted   Per
                                          Average      Share                    Average    Share
                                 Income    Shares      Amount          Income    Shares    Amount
                                 ------    ------      ------          ------    ------    ------
Basic earnings per share
     Income available to
      common stockholders       $329,499    1,013,150   $ .33         $385,385  1,020,862    $ .38
                                                       =======                              =======

Effect of dilutive stock options                3,922                              10,530
Effect of convertible debt        10,568       45,455                   13,836     40,227
                                ----------------------                --------------------
Diluted earnings per share
     Income available to
      common stockholders and
      assumed conversions       $340,067    1,062,527   $ .32         $399,221  1,071,619    $ .37
                                ==============================        =============================


Note 3: Business Combinations
-----------------------------

On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Company will pay $41.50 for each share of common stock of Blue River Federal Savings Bank. The Company will borrow $4,000,000 to finance the transaction. A loan for $2,000,000 will be secured with Bank stock and the second loan for $2,000,000 will be unsecured. Both loans will have a 15-year term with interest only due for the first five years. The secured $2,000,000 loan will bear interest at .25% below the lender's prime rate of interest and the unsecured $2,000,000 loan will bear interest at .75% over the lender's prime rate of interest. The transaction is subject to approval by appropriate regulatory agencies. The Company anticipates amortizing core deposit intangibles over ten years and goodwill over twenty years. As of June 30, 2000, Blue River Federal Savings Bank had total assets and stockholders' equity of $25.3 million and $2.6 million respectively.

Item 2.        Management's Discussion and Analysis of Financial Condition and
-------        Results of Operations
               ---------------------------------------------------------------
General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. On May 26, 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to the Bank properties originally owned by the Bank thereby allowing the Bank to redeploy its capital to other uses. The Bank is making monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt incurred by FCREMI to purchase these properties. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Financial Condition
-------------------

Total assets decreased $2.2 million, or 1.5%, to $143.0 million at June 30, 2000, from $145.2 million at December 31, 1999. Net loans increased from $110.8 million on December 31, 1999 to $117.4 million on June 30, 2000. Deposits decreased from $128.3 million on December 31, 1999 to $125.0 million on June 30, 2000.

The Company has continued to see strong demand for loan products. The increases in loans can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic areas serviced; (ii) increased per-household disposable income in the geographic areas serviced; (iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution. The decrease in deposits is directly related to the pricing methodology used by management during the period and the efforts being made to shift the concentration of deposits from higher costing products to lower costing products. The increase in loans and the outflow of deposits were primarily funded by paydowns and maturities of securities owned by the Company.

The Company owns certain warrants entitling it to purchase, for a nominal consideration, shares of common stock (the "Warrant Shares") of a privately held software development company. The software company has indicated that if a certain transaction it is currently negotiating were to materialize, the Warrant Shares could significantly increase in value. There can be no assurance however, that such transaction will be successfully consummated or that, even if they are successfully concluded, the Warrant Shares will increase in value or the amount of any such increase would be significant.

Results of Operations
---------------------

The Company had net income of $329,000 and $385,000 for the six months, and $226,000 and $180,000 for the three months ended June 30, 2000 and 1999, respectively. Net interest income was $2.4 million and $2.2 million for the six months, and $1.2 and $1.1 million for the three months ended June 30, 2000 and 1999, respectively.

Net income decreased $56,000 for the six months ended June 30, 2000, and increased $46,000 for the three months ended June 30, 2000, when compared to the same periods in 1999, due primarily to general increases in other expenses offset by an increase in net interest income and other income. Net interest income increased $251,000 or 11.6% for the six months ended June 30, 2000 and $146,000 or 13.6% for the three months ended June 30, 2000. These increases in net interest income resulted primarily from increases in interest income on loans and tax-exempt investment securities offset by an increase in interest expense. The increases in interest income and interest expense resulted primarily from increases in the volume of interest-earning assets and interest-bearing liabilities for both the six and three months ended June 30, 2000. The increase in income from service fees of $74,000 and $42,000 for the six and three months ended June 30, 2000, compared to the prior year, resulted from a significant increase in both the number of deposit accounts and fees associated with the same. The increases in other operating income were directly related to increased earnings from investments in life insurance policies by the Bank and management's decision to begin assessing surcharges at the Bank's ATM's during the second quarter of 2000. These increases amounted to $75,000 and $49,000 for the six and three months ended June 30, 2000. The increases in other expenses were directly a result of the overall growth of the Bank. The Bank's growth has been facilitated by and resulted in the increase of additional personnel, facilities, and equipment, as well as other general expenses including, but not limited to, advertising, supplies and professional fees. In addition, as the Bank's loans and deposits increase, the associated data processing fees have increased. Income taxes increased $3,000 for the three months ended June 30, 2000 and decreased $95,000 for the six months ended June 30, 2000, when compared to the same periods in 1999. The increase in taxes for the three month period is due to the Company having more pre-tax income compared to the year earlier period. The decrease in taxes for the six month period is due to an increase in the Bank's tax exempt securities portfolio and having less pre-tax income compared to the prior six month period.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 2000, the Bank had $983,000 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $942,000 or .80% of net loans receivable at June 30, 2000 compared to $873,000 or .78% of net loans receivable at December 31, 1999. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $272,000 at June 30, 2000 compared to $296,000 at December 31, 1999.

Asset/Liability Management
--------------------------

One of the actions undertaken by the Company's management has been to adopt asset/liability management policies in an attempt to reduce the susceptibility of the Company's net interest spread to the adverse impact of volatile interest rates. This goal can be achieved by attempting to match maturities (or time-to-repricing) of assets with maturities or repricing of liabilities and then actively managing any mismatch. Accomplishing this objective requires attention to both the asset and liability sides of the balance sheet. The difference between maturity of assets and maturity of liabilities is measured by the interest-rate gap.

At June 30, 2000, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 24.1%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .27% at June 30, 2000 and .24% at December 31, 1999.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                             At June 30, 2000 Maturing or Repricing
                                     --------------------------------------------------------

                                     One Year     1 - 3       3 - 5      Over 5
                                      or Less     Years       Years      Years       Total
                                     --------------------------------------------------------
                                                       (Dollars in 000's)
Interest-earning assets:
  Adjustable rate mortgages            14,714      9,182       4,294                  28,190
  Fixed rate mortgages                  1,326        123         355     23,631       25,435
  Commercial loans                     15,490      4,774       2,122      4,554       26,940
  Consumer loans                       10,760     15,074       7,439      1,980       35,253
  Tax-exempt loans and leases                                    973      1,589        2,562
  Investments                           2,112      3,083       2,713      5,327       13,235
  FHLB stock                              778                                            778
  Interest-bearing deposits             1,722                                          1,722
                                     --------------------------------------------------------
      Total interest-earning assets    46,902     32,236      17,896     37,081      134,115
                                     --------------------------------------------------------
Interest-bearing liabilities:
  Fixed maturity deposits              52,739     12,812       1,796      3,550       70,897
  Other deposits                       26,494     12,470       5,420         87       44,471
  FHLB advances                         2,150      2,000       1,000                   5,150

                                     --------------------------------------------------------
      Total interest-bearing
      liabilities                      81,383     27,282       8,216      3,637      120,518
                                     --------------------------------------------------------
Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities          (34,481)     4,954       9,680     33,444       13,597

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities          (34,481)   (29,527)    (19,847)    13,597

Cumulative ratio at June 30, 2000
as a percent of total assets           (24.11)%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $5.2 million at June 30, 2000 and $4.6 million at December 31, 1999.

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

At June 30, 2000, the Bank had tier 1 capital of approximately 7.1% and risk-based capital of approximately 9.9%. The regulatory tier 1 and risk-based capital requirements are 4.0% and 8.0% respectively.

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

Other
-----

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
-------        ----------------------------------------------------------
Although the Company files a Form 10-K in lieu of Form 10-KSB, the Company qualifies as a small business issuer. Therefore, Item 7A is not required under
Section 229.305 of Regulation S-K.



                           Part II - Other Information

Item 1.        Legal Proceedings.
-------        ------------------
               None.

Item 2.        Changes in Securities.
-------        ----------------------
               On May 31, 2000 the Company issued options for the purchase of 1,000 shares of common stock to each of five outside directors with an exercise price of $6.875 per share in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

               On June 2 and 29, 2000 the Company issued 15,420 shares of common stock each to two directors upon exercise of an outstanding options in reliance upon the exemption provided by Section 4(2) of the Act.

Item 3.        Defaults upon Senior Securities.
-------        --------------------------------
               Not applicable.

Item 4.        Submission of Matters to a Vote by Security Holders.
-------        ----------------------------------------------------
               On May 31, 2000, the Company held its annual meeting of shareholders. A total of 914,129 shares were represented in person or by proxy at the meeting. Merrill M. Wesemann, M.D.
               was elected to the Board of Directors for a three-year term expiring in 2003. 903,620 shares were voted in favor of the election of Dr. Wesemann, 288 shares were voted against and there were 10,221 abstentions or broker non-votes. Albert R. Jackson, III was elected to the Board of Directors for a three-year term expiring in 2003. 903,586 shares were voted in favor of the election of Mr. Jackson, 322 shares were voted against the nominee and there were 10,221 abstentions or broker non-votes. Continuing Directors include Albert R. Jackson, Jr. and Eugene W. Morris, whose terms expire in 2001and and Frank D. Neese and Roy Martin Umbarger whose terms expire in 2002.

Item 5.        Other Information.
-------        ------------------
               None.

Item 6.        Exhibits and Reports on Form 8-K.
-------        ---------------------------------
               (a)   Exhibit 27 Financial Data Schedule.
               (b) No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST COMMUNITY BANCSHARES, INC.

 Date:  August 10, 2000            By: /s/ Albert R. Jackson III
                                      -------------------------------------
                                       Albert R. Jackson III
                                       Chief Executive Officer and Director

 Date:  August 10, 2000            By: /s/ Randy J. Sizemore
                                      -------------------------------------
                                       Randy J. Sizemore
                                       Vice President of Finance