Form 10-Q
period 2000-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 2000-11-14
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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

                                136 East Harriman
                             Bargersville, IN 46106
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (317) 422-5171
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X   No
                                                             ---     ---

Outstanding Shares of Common Stock on November 1, 2000           1,039,926

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        -------

Forward Looking Statement...................................................3

Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheet......................4

                  Consolidated Condensed Statement of Income................5

                  Consolidated Condensed Statement of Comprehensive Income..6

                  Consolidated Condensed Statement of Stockholders' Equity..7

                  Consolidated Condensed Statement of Cash Flows............8

                  Notes to Consolidated Condensed Financial Statements......9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....16

Part II.  Other Information:

    Item 1.  Legal Proceedings.............................................16

    Item 2.  Changes In Securities.........................................16

    Item 3.  Defaults Upon Senior Securities...............................16

    Item 4.  Submission of Matters to a Vote by Security Holders...........16

    Item 5.  Other Information.............................................16

    Item 6.  Exhibits and Reports on Form 8-K..............................16

Signatures.................................................................17

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

Item 1            Financial Statements
---------         --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                   September 30,    December 31,
                                                                       2000             1999
                                                                   ------------------------------
Assets
     Cash and due from banks                                       $   1,947,553    $   2,357,531
     Short-term interest-bearing deposits                              1,650,641        2,245,670
                                                                   ------------------------------
         Cash and cash equivalents                                     3,598,194        4,603,201
     Investment securities
         Available for sale                                            9,909,079       14,065,377
         Held to maturity                                              1,449,907        6,966,605
                                                                   ------------------------------
              Total investment securities                             11,358,986       21,031,982
     Loans                                                           121,736,058      111,715,874
         Allowance for loan losses                                      (962,487)        (873,203)
                                                                   ------------------------------
              Net loans                                              120,773,571      110,842,671
     Premises and equipment                                            4,557,567        4,448,634
     Federal Home Loan Bank of Indianapolis stock, at cost               777,800          777,800
     Interest receivable                                               1,004,313        1,084,609
     Cash value of life insurance                                      1,650,773        1,593,788
     Other assets                                                        999,246          854,001
                                                                   ------------------------------

         Total assets                                              $ 144,720,450    $ 145,236,686
                                                                   ==============================

Liabilities
     Deposits
         Noninterest-bearing                                       $   9,907,824    $   9,411,994
         Interest-bearing                                            118,224,237      118,903,006
                                                                   ------------------------------
              Total deposits                                         128,132,061      128,315,000
     Federal Home Loan Bank of Indianapolis advances                   3,500,000        4,597,389
     Other borrowings                                                  2,593,856        2,613,827
     Interest payable                                                    414,053          334,234
     Other liabilities                                                   738,126          570,756
                                                                   ------------------------------
         Total liabilities                                           135,378,096      136,431,206
                                                                   ------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,039,926 and 1,019,694 shares       7,023,225        6,930,024
     Retained earnings and contributed capital                         2,459,881        2,096,894
     Accumulated other comprehensive loss                               (140,752)        (221,438)
                                                                   ------------------------------
         Total stockholders' equity                                    9,342,354        8,805,480
                                                                   ------------------------------

         Total liabilities and stockholders' equity                $ 144,720,450    $ 145,236,686
                                                                   ==============================

See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                September 30,
                                                      -------------------------------------------------------
                                                          2000           1999          2000           1999
                                                      -------------------------------------------------------
Interest Income
     Loans, including fees                            $ 2,685,337    $ 2,256,752   $ 7,698,599    $ 6,491,244
     Investment securities
         Taxable                                           25,460        101,042       163,102        204,716
         Tax exempt                                       115,065        118,302       364,483        279,159
     Interest-bearing time deposits                         9,606        171,046       153,474        382,749
     Dividends                                             16,664         15,684        49,065         47,999
                                                      -------------------------------------------------------
         Total interest income                          2,852,132      2,662,826     8,428,723      7,405,867
                                                      -------------------------------------------------------

Interest Expense
     Deposits                                           1,503,495      1,366,061     4,438,936      3,717,186
     FHLB advances                                         62,064         81,465       188,906        238,497
     Other borrowings                                      47,409         44,180       142,730        111,067
                                                      -------------------------------------------------------
         Total interest expense                         1,612,968      1,491,706     4,770,572      4,066,750
                                                      -------------------------------------------------------

Net Interest Income                                     1,239,164      1,171,120     3,658,151      3,339,117
     Provision for loan losses                             40,000         75,000       159,100        225,000
                                                      -------------------------------------------------------
Net Interest Income After Provision for Loan Losses     1,199,164      1,096,120     3,499,051      3,114,117
                                                      -------------------------------------------------------

Other Income
     Trust fees                                             2,240          3,728        20,229         29,043
     Service charges on deposit accounts                  126,078         89,899       355,688        245,354
     Loss on sale of securities                            (4,666)             0        (6,515)             0
     Other operating income                                83,161         12,213       184,172         38,158
                                                      -------------------------------------------------------
         Total other income                               206,813        105,840       553,574        312,555
                                                      -------------------------------------------------------

Other Expenses
     Salaries and employee benefits                       567,478        431,485     1,676,337      1,211,700
     Premises and equipment                               197,913        106,170       519,852        289,873
     Advertising                                           37,762         42,310       120,581        127,372
     Data processing fees                                 140,954         90,663       372,473        254,398
     Deposit insurance expense                             16,464         23,308        29,842         52,651
     Printing and office supplies                          53,238         47,472       192,877        107,297
     Legal and professional fees                           41,529         69,380       140,297        182,006
     Telephone expense                                     29,415         23,160        87,590         69,684
     Other operating expense                              154,462        121,326       379,927        367,573
                                                      -------------------------------------------------------
         Total other expenses                           1,239,215        955,274     3,519,776      2,662,554
                                                      -------------------------------------------------------

Income Before Income Tax                                  166,762        246,686       532,849        764,118
     Income tax expense                                     9,714         39,477        46,302        171,524
                                                      -------------------------------------------------------

Net Income                                            $   157,048    $   207,209   $   486,547    $   592,594
                                                      =======================================================

Basic earnings per share                              $       .15    $       .20   $       .48    $       .58
Diluted earnings per share                                    .15            .20           .47            .56

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                        -----------------------------------------------------
                                                             2000         1999         2000          1999
                                                        -----------------------------------------------------

  Net Income                                             $  157,048   $  207,209   $  486,547   $   592,594
  Other comprehensive income, net of tax
      Unrealized gains (losses) on securities available
         Unrealized holding gains (losses) arising
         During the period, net of tax expense
         (benefit)Of $51,842, $57,826, $50,342
         and $(27,703)                                       79,039       88,163       76,752       (42,236)
         Less: Reclassification adjustment for losses
         included in net income, net of tax benefit
         of $1,848 and $2,581                                (2,818)                   (3,934)
                                                        -----------------------------------------------------

                                                             81,857       88,163       80,686       (42,236)
                                                        -----------------------------------------------------
   Comprehensive income                                  $  238,905   $  295,372   $  567,233    $  550,358
                                                        =====================================================



See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

                                                                   Retained
                                            Common Stock           Earnings        Accumulated
                                      -------------------------       and             Other
                                          Shares                  Contributed     Comprehensive
                                        Outstanding   Amount        Capital           Loss          Total
                                      ------------------------------------------------------------------------

Balances, January 1, 2000               1,019,694    $6,930,024    $2,096,894     $ (221,438)     $8,805,480

    Net income for the period                                         486,547                        486,547
    Unrealized losses on securities                                                   80,686          80,686
    Cash dividend ($.12 per share)                                   (123,560)                      (123,560)
    Options exercised, net of cost         30,840       170,854                                      170,854
    Tax benefits on options
       exercised                                         12,300                                       12,300
    Purchase of stock                     (10,608)      (89,953)                                     (89,953)
                                      ------------------------------------------------------------------------

Balances, September 30, 2000            1,039,926    $7,023,225    $2,459,881     $ (140,752)     $9,342,354
                                      ========================================================================


See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                                2000            1999
                                                                            ----------------------------
Operating Activities
     Net income                                                             $    486,547    $    592,594
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                 159,100         225,000
       Depreciation and amortization                                             286,704         146,732
       Investment securities (accretion) amortization                             (4,868)         48,878
       Loss on sale of fixed assets                                                    0           2,318
       Loss on sale of securities available for sale                               6,515               0
       Gain on sale of foreclosed real estate                                          0          (7,241)
       Net change in:
         Cash value of life insurance                                            (56,985)           (835)
         Interest receivable                                                      80,296         (74,077)
         Interest payable                                                         79,819          71,640
         Other assets                                                            (89,413)       (238,053)
         Other liabilities                                                       166,562         375,084
                                                                            ----------------------------
              Net cash provided by operating activities                        1,114,277       1,142,040
                                                                            ----------------------------

Investing Activities
     Purchases of securities available for sale                                        0     (15,360,373)
     Purchases of securities held to maturity                                 (4,973,179)       (225,000)
     Proceeds from maturities of securities available for sale                 4,256,137       1,689,110
     Proceeds from paydowns and maturities of securities held to maturity     10,522,000         455,000
     Net change in loans                                                     (10,186,455)    (12,322,018)
     Proceeds from sale of foreclosed real estate                                      0          72,500
     Purchases of property and equipment                                        (395,637)       (591,332)
     Premiums paid on life insurance                                                   0        (950,000)
                                                                            ----------------------------
              Net cash used by investing activities                             (777,134)    (27,232,113)
                                                                            ----------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                            (959,625)      3,057,164
       Certificates of Deposit                                                   776,686      21,645,073
     Proceeds from borrowings                                                 13,000,000       2,252,800
     Repayment of borrowings                                                 (14,117,360)        (98,497)
     Purchase of stock                                                           (89,953)        (60,419)
     Cash dividends                                                             (122,752)        (61,301)
     Rights and options exercised, net of costs                                  170,854         104,192
                                                                            ----------------------------
              Net cash provided (used) by financing activities                (1,342,150)     26,839,012
                                                                            ----------------------------

Net Change in Cash and Cash Equivalents                                       (1,005,007)        748,939

Cash and Cash Equivalents, Beginning of Period                                 4,603,201      14,292,071
                                                                            ----------------------------

Cash and Cash Equivalents, End of Period                                    $  3,598,194    $ 15,041,010
                                                                            ============================

Supplemental cash flow disclosures
     Interest paid                                                          $  4,690,753    $  3,995,110
     Income tax paid                                                              99,733         271,570
     Dividend payable                                                             41,597          40,722

See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements


Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999, Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at September 30, 2000, and for the three months and nine months ended September 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                Three Months Ended                           Three Months Ended
                                                September 30, 2000                           September 30, 1999
                                                ------------------                           ------------------
                                                   Weighted                                        Weighted
                                                    Average       Per Share                        Average     Per Share
                                        Income      Shares          Amount             Income       Shares       Amount
                                        ------      ------          ------             ------       ------       ------
Basic earnings per share
      Income available to common
       shareholders                    $ 157,048       1,039,940     $ .15            $ 207,209     1,019,085     $ .20
                                                                  =========                                    =========

Effect of dilutive stock options                                                                        6,663
Effect of convertible debt                10,568          90,910                         10,568        90,910
                                      --------------------------                     ------------------------
Diluted earnings per share
      Income available to  common
       shareholders and assumed
       conversions                     $ 167,616       1,130,850     $ .15            $ 217,777     1,116,658     $ .20
                                      =====================================          ===================================

                                                 Nine Months Ended                            Nine Months Ended
                                                September 30, 2000                           September 30, 1999
                                                ------------------                           ------------------
                                                   Weighted                                        Weighted
                                                    Average       Per Share                        Average     Per Share
                                        Income      Shares          Amount             Income       Shares       Amount
                                        ------      ------          ------             ------       ------       ------
Basic earnings per share
      Income available to common
       shareholders                    $ 486,547       1,022,145     $ .48            $ 592,594     1,020,263     $ .58
                                                                  =========                                    =========

Effect of dilutive stock options                           2,614                                        7,083
Effect of convertible debt                21,136          60,607                         24,404        68,724
                                      --------------------------                     ------------------------
Diluted earnings per share
      Income available to  common
       shareholders and assumed
       conversions                     $ 507,683       1,085,366     $ .47            $ 616,998     1,096,070     $ .56
                                      =====================================          ===================================


Note 3: Business Combinations
-----------------------------

On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Company will pay $41.50 for each share of common stock of Blue River Federal Savings Bank. The Company plans to borrow $4,000,000 to finance the transaction. It is anticipated that a loan for $2,000,000 will be secured with Bank stock and the second loan for $2,000,000 will be unsecured. Both loans will have a 15-year term with interest only due for the first five years. The secured $2,000,000 loan will bear interest at .25% below the lender's prime rate of interest and the unsecured $2,000,000 loan will bear interest at .75% over the lender's prime rate of interest. The Company anticipates amortizing core deposit intangibles over ten years and goodwill over twenty years.

The transaction is subject to approval by appropriate regulatory agencies. The Agreement provides that either party may terminate if the transaction has not been consummated by September 30, 2000. In light of the fact that all required regulatory approvals have not yet been obtained, the Company is considering whether to continue efforts to obtain such approvals or terminate the Agreement.

Item 2            Management's Discussion and Analysis of Financial Condition
------            and Results of Operations
                  -----------------------------------------------------------

General
-------

The Company has two subsidiaries; the Bank which operates as an Indiana commercial bank and First Community Real Estate Management, Inc. ("FCREMI") whose purpose is to purchase and lease properties to the Bank thereby allowing the Bank to deploy its capital to other uses. The Bank makes monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt incurred by FCREMI to purchase these properties. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Financial Condition
-------------------

Total assets decreased $516,000, or .34%, to $144.7 million at September 30, 2000, from $145.2 million at December 31, 1999. Net loans increased $10.0 million, or 9.0% from $110.8 million on December 31, 1999 to $120.8 million on September 30, 2000. Deposits decreased $183,000 from $128.3 million on December 31, 1999 to $128.1 million on September 30, 2000.

The Company has continued to see strong demand for loan products. These increases in loans can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to these increases. These factors include: (i) increased population in the geographic areas serviced; (ii) increased per-household disposable income in the geographic areas serviced; (iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution. The decrease in deposits is directly related to the pricing methodology used by management during the period and the efforts being made to shift the concentration of deposits from higher costing products to lower costing products. The increase in loans and the outflow of deposits were primarily funded by paydowns and maturities of securities owned by the Company.

Stockholders' equity was $9.3 million at September 30, 2000, compared to $8.8 million at December 31, 1999. During the nine months ended September 30, 2000, the Company repurchased 10,608 shares of common stock in the open market at a cost of $89,953, or an average price of $8.48. Certain directors exercised stock options previously granted by the Company during the nine months ended September 30, 2000, which raised $170,854 and increased outstanding shares by 30,840.

The Company owns certain warrants entitling it to purchase, for a nominal consideration, shares of common stock (the "Warrant Shares") of a privately held software development company. The software company has indicated that it has entered into a strategic relationship with a major customer and is planning to significantly expand its labor force and operations. There can be no assurance that such expansion will be successful or that, even if it is successfully implemented, the Warrant Shares will increase in value or that the amount of any such increase would be significant.

Results of Operations Comparison of Three Months Ended September 30, 2000 and September 30, 1999
-----------------------------------------------------------------------------

The Company had net income of $157,000 and $207,000 for the three months ended September 30, 2000 and 1999, respectively. Net interest income was $1.2 million for both three month periods ending September 30, 2000 and 1999.

The Company made a $40,000 provision for loan loss for the three months ended September 30, 2000 compared to a $75,000 provision in the same period last year. Loan loss reserve calculations are reviewed monthly by the Bank's senior lending officer and consider all loans in the portfolio, with special consideration given to classified loans and non-performing loans. The Company believes the current loan loss reserve levels are adequate at this time.

Total other income increased by $101,000 or 95.4% for the three months ended September 30, 2000, compared to the year ago period. This stark increase is due to a combination of changes to operating procedures. The Company is servicing more demand accounts, which have increased service charges collected on deposit accounts by $36,000. A decision to implement ATM surcharging at seven of the Company's eight ATM terminals in the second quarter of 2000, coupled with additional volume at the same terminals, increased other operating income by $35,000 for the three months ended September 30, 2000 compared to the same period a year ago. Cash value increases on company owned life insurance also increased other operating income by $23,000 for the nine months ended September 30, 2000 compared to the year earlier period.

Total other expenses increased by $284,000, or 29.7% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The Bank opened a branch facility in Whiteland, Indiana in September 1999, an Operations/Finance Center in Franklin, Indiana in October 1999, and a branch facility in Edinburgh, Indiana in January 2000. These facility investments have been the primary reason for increases in salaries, premises and equipment, data processing fees, telephone expense, and other operating expenses for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. In addition, the Bank switched to imaged statements on deposit accounts through its service bureau in June 2000, which has substantially increased the monthly fee due to the service bureau. While the switch to imaging added expense to the Bank, greater efficiencies were gained in the statement rendering process, the ability to research items, and the enhanced statement now being delivered to customers. The Company believes that the current infrastructure, which has been an increase to other operating expenses thus far, is necessary to facilitate serving an increasing customer base and to handle anticipated growth in it's primary markets.

Income taxes decreased $30,000 for the three months ended September 30, 2000 compared to the year ago period. The decrease in taxes is due to the Bank having a larger tax exempt securities portfolio, a larger investment in company owned life insurance, and having less pre-tax income for the three months ended September 30, 2000 compared to the prior three month period.

Results of Operations Comparison of Nine Months Ended September 30, 2000 and September 30, 1999
----------------------------------------------------------------------------

Net income for the nine months ended September 30, 2000, was $487,000 compared with $593,000 for the nine months ended September 30, 1999, a decrease of $106,000 or 17.9%. Interest income for the nine months ended September 30, 2000 increased to $8.4 million, or 13.8% from the $7.4 million in interest income reported in the same period of the prior year. Interest expense for the nine months ended September 30, 2000 increased to $4.8 million, or 17.3% from the $4.1 million in interest expense for the nine months ended September 30, 1999. As a result, net interest income for the nine months ended September 30, 2000 increased $319,000 or 9.5% to $3.7 million, compared to $3.3 million in the year ago period.

The Company made a $159,000 provision for loan loss for the nine months ended September 30, 2000 compared to a $225,000 provision for the nine months ended September 30, 1999. As previously discussed, loan loss reserve calculations are reviewed monthly by the Bank's senior lending officer.

Total other income increased by $241,000 or 77.1% for the nine months ended September 30, 2000, compared to the year ago period. Increases in number of deposit accounts along with operating procedural changes have led to this improvement. The Company was servicing more demand accounts during the nine months ended September 30, 2000 compared to the year ago period, which have increased service charges collected on deposit accounts by $110,000. Implementing ATM surcharging at seven of the Company's eight ATM terminals during the second quarter of 2000, coupled with additional volume at the same terminals, increased other operating income by $88,000 for the nine months ended September 30, 2000 compared to the same period a year ago. Cash value increases on company owned life insurance also increased other operating income by $57,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Total other expenses increased by $857,000, or 32.2% to $3.5 million for the nine months ended September 30, 2000, compared to $2.7 million for the nine months ended September 30, 1999. As previously noted, the Bank opened three new facilities and switched its deposit statement delivery process to imaging within the past twelve months. These investments in facilities and technology have been the primary reason for increases in salaries, premises and equipment, data processing fees, telephone expense, and other operating expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. As previously discussed, the Company believes that the current infrastructure, which has been an increase to other operating expenses thus far, is necessary to facilitate serving an increasing customer base and to handle anticipated growth in it's primary markets.

Income taxes decreased $125,000 for the nine months ended September 30, 2000 when compared to the same period in 1999. The decrease in taxes is due to the Bank having a larger tax exempt securities portfolio, a larger investment in company owned life insurance, and having less pre-tax income for the nine months ended September 30, 2000 compared to the prior nine month period.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 2000, the Bank had $996,000 of assets classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $962,000 or .79% of loans receivable at September 30, 2000 compared to $873,000 or .78% of net loans receivable at December 31, 1999. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $269,000 at September 30, 2000 compared to $296,000 at December 31, 1999.

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

At September 30, 2000, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 23.97%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to rapidly depreciating assets which serve as collateral for such loans. The Company's ratio of non-performing assets to total assets was .29% at September 30, 2000 and .24% at December 31, 1999.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at September 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                   At September 30, 2000 Maturing or Repricing
                                             ------------------------------------------------------

                                               One Year   1 - 3      3 - 5      Over 5
                                               or Less    Years      Years      Years       Total
                                             ------------------------------------------------------
                                                                 (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                    $13,791   $10,371    $4,205                $28,367
   Fixed rate mortgages                           1,451       114       401     24,400      26,366
   Commercial loans                              17,637     4,555     2,055      4,497      28,744
   Consumer loans                                10,700    15,819     7,218      2,062      35,799
   Tax-exempt loans and leases                                          921      1,539       2,460
   Investments                                    1,025     3,029     4,071      3,467      11,592
   FHLB stock                                       778                                        778
   Interest-bearing deposits                      1,651                                      1,651
                                             ------------------------------------------------------
       Total interest-earning assets             47,033    33,888    18,871     35,965     135,757
                                             ------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       56,914   14,942      1,393      3,276      76,525
   Other deposits                                24,302   10,861      4,956      1,580      41,699
   FHLB advances                                    500    2,000      1,000                  3,500

                                             ------------------------------------------------------
       Total interest-bearing liabilities        81,716   27,803      7,349      4,856     121,724
                                             ------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities        (34,683)   6,085     11,522     31,109      14,033
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (34,683) (28,598)   (17,067)    14,033
Cumulative ratio at September 30, 2000 as
a percent of total assets                       (23.97)%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $3.5 million at September 30, 2000 and $4.6 million at December 31, 1999.

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

At September 30, 2000, the Bank had tier 1 capital of approximately 7.1% and risk-based capital of approximately 9.9%. The regulatory tier 1 and risk-based capital requirements are 4.0% and 8.0% respectively.

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
                  None.

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
-------           --------------------------------
                  (a)      Exhibit 27   Financial Data Schedule.
                  (b) No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST COMMUNITY BANCSHARES, INC.

     Date:    November 14, 2000              By: /s/ Albert R. Jackson III
              -----------------                 ---------------------------
                                                Albert R. Jackson III
                                                Chief Executive Officer and
                                                Director

     Date:    November 14, 2000              By: /s/ Randy J. Sizemore
              -----------------                 ---------------------------
                                                Randy J. Sizemore, Vice
                                                President of Finance