Form 10-K
period 2000-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2001-04-02
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Indiana                                  35-1833586
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                Identification No.)

136 East Harriman
Bargersville, Indiana                                  46106
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (317) 422-5171

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

Aggregate market value of common stock held by non-affiliates computed  by reference to the sale price of such stock as of
March 6, 2001                                                     $8,059,000

Shares of common stock outstanding as of March 6, 2001:            1,039,926

                       DOCUMENT INCORPORATED BY REFERENCE.

The Registrant's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated by reference into Part III of this report.

                           FORM 10-K TABLE OF CONTENTS

                                                                           Page

Forward Looking Statement....................................................3


PART I

Item  1.  Business...........................................................3

Item  2.  Properties........................................................13

Item  3.  Legal Proceedings.................................................13

Item  4.  Submission of Matters to a Vote of Security Holders...............13


PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................13

Item  6. Selected Financial Data............................................14

Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........23

Item  8. Financial Statements and Supplementary Data........................23

Item  9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................23


PART III

Item 10.  Directors and Executive Officers of the Registrant................23

Item 11.  Executive Compensation............................................23

Item 12.  Security Ownership of Certain Beneficial Owners and Management....23

Item 13.  Certain Relationships and Related Transactions....................23


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...24

Signatures..................................................................26

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

At December 31, 2000, the Registrant had approximately $149.2 million of assets, deposits of approximately $123.0 million and stockholders' equity of approximately $9.3 million. First Community's primary business consists of attracting deposits from the general public and originating real estate, commercial and consumer loans and purchasing investments through its offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar, Whiteland, Edinburgh, and North Vernon, Indiana. The branch office in Edinburgh, Indiana was opened in January 2000. As of December 31, 2000, First Community had 87 full time equivalent employees. Neither the Registrant nor FCREMI has any employees.

In November 1999, the Registrant signed a definitive agreement to acquire Blue River Federal Savings Bank ("Blue River"), Edinburgh, Indiana. This agreement was subsequently terminated in November 2000. The process for obtaining regulatory approval had become prolonged and the Registrant had other priorities which it wanted to give attention. The pre-tax expense of $94,000 related to these efforts was recognized in the income statement for the year ended December 31, 2000.

First Community's deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). First Community is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. First Community is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. The Registrant is subject to regulation by the Federal Reserve Board. The Federal Reserve Board, as a condition of the acquisition of First Community, required the Registrant to make a commitment not to incur debt in excess of a 30% debt-to-equity ratio on an unconsolidated basis. As of December 31, 2000, the Registrant's debt-to-equity ratio on an unconsolidated basis was 10.7%.

The business of First Community consists primarily of attracting deposits from the general public, originating residential real estate, commercial and consumer loans and purchasing other types of investments. In addition, First Community originates first mortgage income-producing property real estate loans, second mortgage one-to-four family home loans, secured home improvement loans, and savings deposit secured loans. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. First Community offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. First Community also invests in various US Treasury, federal agency, state, municipal and other investment securities permitted by applicable laws and regulations. The principal sources of funds for First Community's lending activities include deposits received from the general public, amortization and repayment of loans, maturity of investment securities and FHLB advances.

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

Lending Activities

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $124.4 million at December 31, 2000. Of this amount, approximately $78.3 million or 62.9% represented fixed rate loans and adjustable rate loans comprised $46.1 million or 37.1%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.

                                                           At December 31
                                                 2000                      1999
                                         ----------------------    -----------------------
                                                     Percent of                Percent of
                                           Amount      Total         Amount      Total
                                         ---------     ------      ---------     ------
                                                         (Dollars in 000's)
TYPE OF LOAN
Real estate loans
    Residential mortgages
    (1-4 single family homes)            $  46,049      37.27%     $  40,653      36.68%
    Construction and land development        3,111       2.52          5,445       4.91
Commercial loans                            37,977      30.74         29,836      26.92
Installment loans                           34,373      27.82         32,648      29.45
Tax-exempt loans and leases                  2,644       2.14          3,004       2.71
Lease financing                                224        .18
                                         ---------     ------      ---------     ------
    Loans, gross                           124,378     100.67        111,586     100.67
    Allowance for loan losses               (1,007)      (.82)          (873)      (.79)
    Deferred loan origination costs            180       .15             130        .12
                                         ---------     ------      ---------     ------
    Loans, net                           $ 123,551     100.00%     $ 110,843     100.00%
                                         =========     ======      =========     ======

The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in First Community's loan portfolio based on contractual maturities. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below. In addition, commercial real estate loans are included in mortgage loans below.

                                                               Remaining Maturities
                                           ----------------------------------------------------
                                               Balance
                                           Outstanding at
                                            December 31,    One Year   Over One Year Over Five
                                                2000        or Less    To Five Years   Years
                                           -------------- ------------ ------------- ----------
                                                           (Dollars in 000's)
Real estate loans                              $ 54,559       $6,042       $9,771     $38,746
Commercial loans                                 28,134       16,840        7,091       4,203
Installment loans                                38,817       14,370       22,418       2,029
Tax-exempt loans and leases                       2,644                     1,282       1,362
Lease financing                                     224                       210          14
                                           -------------- ------------ ------------- ----------
Total                                         $ 124,378      $37,252      $40,772     $46,354
                                           ============== ============ ============= ==========

The following table sets forth, as of December 31, 2000, the dollar amount of all loans maturing after December 31, 2001 showing those having a fixed interest rate and floating or adjustable interest rates.

                                              Floating or Adjustable
                                  Fixed Rate          Rate
                                  ----------  -----------------------
TYPE OF LOAN                            (Dollars in 000's)
Real estate loans                   $29,960           $24,599
Commercial loans                     10,821            17,313
Installment loans                    34,631             4,186
Tax-exempt loans and leases           2,644
Lease financing                         224
                                  ---------        ----------
                                     78,280            46,098
Less amount due within one year      15,100            22,152
                                  ---------        ----------
Loans due after one year            $63,180           $23,946
                                  =========        ==========

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

Loan originations are derived from a number of sources. Residential loan originations are attributable primarily to solicitation by First Community's staff, referrals from real estate brokers, builders and walk-in customers. Multifamily and other commercial real estate loan originations are obtained from previous borrowers and direct contact with First Community. All property securing real estate loans made by First Community is appraised in accordance with applicable regulations of the FDIC and includes an actual inspection of such property by designated fee appraisers. First Community has also purchased participations in tax-exempt leases.

During the year ended December 31, 2000, First Community began selling commercial real estate loans to other participating financial institutions. This type of activity is intended to reduce credit risk and for general liquidity needs of First Community. There were three loan participations with an aggregate outstanding principal balance of $522,000 as of December 31, 2000.

Residential Mortgage Loans. Residential mortgage loans have been predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, First Community currently originates both adjustable rate mortgages ("ARMs") and long term, fixed-rate mortgages.

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

Single-pay loans are normally not renewed without at least a 10% reduction in principal.

Income from Lending Activities. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 91.5% of First Community's total interest income for the year ended December 31, 2000.

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

The following table summarizes nonperforming assets as of the dates indicated.

                                                                                   At December 31
                                                                               ----------------------
                                                                                 2000          1999
                                                                               -------       --------
                                                                                   (Dollars in 000's)
Nonaccrual loans                                                                  $402           $296
Restructured loans                                                                   0              0
Past-due loans 90 days or more (interest accruing)                                  96              0
                                                                               -------        -------
Total non-performing loans                                                         498            296
Real estate owned                                                                   99              0
Other repossessed assets                                                            94             57
                                                                               -------        -------
Total non-performing assets                                                       $691           $353
                                                                               =======        =======
Ratio of non-performing assets to total assets                                     .46%           .24%
Interest on non-performing loans that would have been included in income
                                                                                  $ 30           $ 25
                                                                               =======        =======
Interest on non-performing loans that was included in income                      $  3           $  0
                                                                               =======        =======

At December 31, 2000, loans of $305,000 were identified as impaired by management. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement. Due to the loan to value ratios, First Community expects no loss at this time on its impaired loans.

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

The allowance for loan losses increased during the year ended December 31, 2000 compared to the year ended December 31, 1999 primarily because of additional loan balances outstanding in the portfolio. During 2000, First Community made a $219,000 provision for loan losses due primarily to growth in loans and a change in the mix of the loan portfolio.

Allocation of the Allowance for Loan Losses:

                                                                       At December 31
                                                           2000                           1999
                                                -------------------------       -------------------------
                                                            Percentage of                   Percentage of
                                                           Loans to Total                  Loans to Total
                                                 Amount         Loans            Amount         Loans
                                                ---------  --------------       --------   --------------
                                                                   (Dollars in 000's)
Real estate mortgage loans                          $147          37.0%            $151          36.5%
Construction and land development                     25           2.5               55           4.9
Commercial loans                                     385          30.7              255          26.7
Installment loans                                    448          27.6              409          29.2
Tax-exempt loans and leases                            2           2.2                3           2.7
                                                ---------     ---------         --------     ---------
                                                  $1,007         100.0%            $873         100.0%
                                                =========     =========         ========     =========

Summary of Loan Loss Experience:

                                                                                 Year Ended December 31
                                                                               -------------------------
                                                                                 2000            1999
                                                                               ---------       ---------
                                                                                  (Dollars in 000's)
Balance at January 1                                                           $     873       $     955
Chargeoffs:
    Real estate mortgage loans                                                        (0)            (16)
    Commercial loans                                                                  (0)           (187)
    Installment loans                                                               (104)           (128)
                                                                               ---------       ---------
       Total Chargeoffs                                                             (104)           (331)
                                                                               ---------       ---------
Recoveries:
    Commercial                                                                         1               2
    Installment                                                                       18              46
                                                                               ---------       ---------
       Total Recoveries                                                               19              48
                                                                               ---------       ---------
Net Chargeoffs                                                                       (85)           (283)
                                                                               ---------       ---------
Provision for loan losses                                                            219             201
                                                                               ---------       ---------
Balance at December 31                                                         $   1,007       $     873
                                                                               =========       =========
Average loans during the year                                                  $ 118,025       $ 102,218
Ratio of net chargeoffs to total average loans outstanding during the year           .07%            .28%

Investment Activities

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:

                                           December 31
                                        -------------------
                                         2000         1999
                                        -------     -------
                                         (Dollars in 000's)
Available for sale at fair value:
    Federal agencies                    $     0     $ 1,956
    State and municipal obligations       8,699      11,109
    Corporate obligations                   500       1,000
                                        -------     -------
                                          9,199      14,065
                                        -------     -------
Held to maturity at amortized cost:
    U.S. treasuries                           0       5,491
    State and municipal obligations       1,349       1,476
                                        -------     -------
                                          1,349       6,967
FHLB stock                                  778         778
                                        -------     -------
        Total                           $11,326     $21,810
                                        =======     =======

At December 31, 2000, the amortized cost of securities available for sale was $9,298,000 and the related gross unrealized gains and losses were $38,000 and $137,000, respectively. At December 31, 2000, the fair value of securities held to maturity was $1,345,000 and the related gross unrealized gains and losses were $6,000 and $10,000, respectively.

As of December 31, 2000, there were no individual investments representing more than 10% of stockholders' equity included in securities. At December 31, 1999 there were two corporate notes with Powerway, Incorporated of 1999 having a total amortized cost of $1,000,000 and a market value of approximately $1,000,000. These corporate obligations represented 11.4% of stockholders' equity at December 31, 1999. Only one corporate note with Powerway, Incorporated of 1999 remained outstanding at December 31, 2000 having a total amortized cost of $500,000.

The following table sets forth the maturities of investment securities at December 31, 2000 and the weighted-average yield (on a tax equivalent basis) on such securities.

                                      State and Municipal        Corporate
                                          Obligations           Obligations
                                     --------------------   -------------------
                                      Amount     Yield       Amount     Yield
                                     ------------------------------------------
                                                    (Dollars in 000's)
Available for Sale(1):
   Maturities:
     One year or less                    $ 606    5.26%     $ 500        10.0%
     Over 1 year to 5 years              5,176    5.26
     Over 5 years to 10 years            2,641    6.10
     Over 10 years                         375    5.92
                                     ----------            ---------
      Total available for sale           8,798    5.54         500       10.0
                                     ----------            ---------
Held to Maturity:
   Maturities:
     One year or less                       24    5.49
     Over 1 year to 5 years              1,181    5.83
     Over 5 years to 10 years              144    5.78
     Over 10 years
                                     ----------
      Total held to maturity             1,349    5.82
                                     ----------            ---------
      Total securities                 $10,147     5.58%     $ 500       10.0%
                                     ==========            =========

(1) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

The Registrant owns certain warrants entitling it to purchase, for a nominal consideration, shares of common stock (the "Warrant Shares") of a privately held software development company. There can be no assurance that such warrants or the Warrant Shares will increase in value or that the amount of any such increase would be significant.

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

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2000 (in 000's).

Maturity Period
Three months or less                                           $ 2,436
Greater than three months through six months                     6,057
Greater than six months through twelve months                    2,016
Over twelve months                                               3,911
                                                         --------------
       Total                                                  $ 14,420
                                                         ==============

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

Borrowings. The FHLB of Indianapolis functions as a central credit facility providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitations on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $13.0 million from the FHLB as of December 31, 2000.

As discussed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", FCREMI has borrowings with financial institutions other than First Community. The total outstanding balance of these borrowings as of December 31, 2000 was $1.6 million. As also further discussed in Item 7, the Registrant has borrowings as of December 31, 2000 of $1.0 million from the sale of unsecured convertible notes.

Service Area

First Community's primary service areas are Johnson County and Jennings County, Indiana. These areas are believed to be among the most affluent and rapidly growing areas of Indiana. The major portion of First Community's customers reside in Johnson County, particularly in the Bargersville, Franklin and Greenwood areas, which collectively account for about one-half of the county's population, according to the 1990 U.S. Census. First Community has branches in Trafalgar, Franklin, Whiteland and Greenwood, Johnson County Indiana, a branch at a retirement center in Indianapolis, Indiana, and two branches in North Vernon, Jennings County Indiana. First Community opened a branch in Edinburgh, Bartholomew County Indiana in January 2000.

Competition

The banking business is highly competitive in Johnson County, where First Community competes with 11 commercial banks, 4 savings banks, and 2 credit unions. In Jennings County, First Community competes with 4 commercial banks, one savings bank and 2 credit unions. In Bartholomew County, First Community competes with 6 commercial banks, 1 savings bank, and 3 credit unions. First Community also competes with mortgage banking companies, consumer finance companies, and certain governmental agencies.

Regulation and Supervision of the Registrant

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Registrant is examined, regulated and supervised by the Federal Reserve and is required to file annual reports and other information regarding its business and operations and the business and operations of its subsidiaries with the Federal Reserve. The BHCA prohibits any person from acquiring control, directly or indirectly, of the Registrant without the approval of the Federal Reserve. The Federal Reserve has the authority to issue cease and desist orders against a bank holding company if it determines that its activities represent an unsafe and unsound practice or a violation of law.

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

Acquisitions by the Registrant of banks and savings associations are also subject to regulation. Any acquisition by the Registrant of direct or indirect control of more than five percent of the voting stock of any bank or bank holding company requires prior approval of the Federal Reserve. Acquisitions of savings associations are also subject to the approval of the Office of Thrift Supervision ("OTS").

A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit, the lease or sale of property or the provision of any service. With certain exceptions, a bank holding company, a bank, and a subsidiary or affiliate thereof, may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

Under the BHCA, bank holding companies may acquire savings associations without geographic restrictions. However, under the Home Owners' Loan Act ("HOLA"), the OTS is prohibited from approving any acquisition that would result in the formation of a multiple savings and loan holding company controlling savings institutions in more than one state, except under specified conditions. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, most such statutes are of the "regional reciprocity" type which require that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located has enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquirer's home state on terms no more restrictive than those imposed by the target state on the acquirer. Indiana law permits reciprocal interstate savings institution acquisitions within a region consisting of Indiana and contiguous states.

Financial Services Modernization Act

On November, 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHC Act. Under this legislation, bank holding companies are permitted to conduct any activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Registrant is able to provide securities and insurance services. Furthermore, under this legislation, the Registrant is able to acquire, or be acquired by, brokerage and securities firms and insurance companies. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. The Financial Services Modernization Act also modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Finally, the law contains significant limitations on a bank's ability to share its customers' personal financial information, including requirements that each bank clearly disclose its privacy policies to consumers and, if the bank intends to disclose personal information to non-affiliated third parties other than in connection with servicing or processing a financial product or service that a consumer requests or authorizes, the bank must permit consumers to opt-out of any information sharing by the bank with unaffiliated third parties.

The Registrant does not believe that the legislation has had a material adverse effect on its operations and does not anticipate significant changes in its products or services as a result of this legislation. However, to the extent that this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and may increase the amount of competition that the Registrant faces from larger institutions and other types of companies offering financial products.

 Regulation and Supervision of First Community

First Community is supervised, regulated and examined by the DFI and, as a state nonmember bank, by the FDIC. A cease and desist order may be issued by the DFI and FDIC against First Community if the respective agency finds that the activities of First Community represent an unsafe and unsound banking practice or violation of law. The deposits of First Community are insured by the SAIF of the FDIC. The FDIC also has authority to appoint a conservator or receiver for undercapitalized institutions, adopt safety and soundness standards on matters such as loan underwriting and documentation, interest rate risk exposure, compensation and other employee benefits, and establish risk-based deposit insurance premiums.

Branching by banks in Indiana is subject to the jurisdiction, and requires the prior approval of, the bank's primary federal regulatory authority and the DFI. Under Indiana law, First Community may acquire or open a branch anywhere in the state.

The Registrant is a legal entity separate and distinct from First Community. There are various legal limitations on the extent to which First Community can supply funds to the Registrant. The principal source of the Registrant's funds consists of dividends from First Community. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, the Registrant is subject to certain restrictions imposed by the Federal Reserve on obtaining extensions of credit to the Registrant or any of its subsidiaries from First Community, or using the stock or other securities of First Community as collateral for loans.

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

Capital Requirements

First Community must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain ratios of primary capital to total assets. Specifically, First Community must maintain a leverage ratio of at least 4%, and a total capital to risk-based assets ratio of at least 8%. As of December 31, 2000, First Community had a leverage ratio and tangible equity ratio of 6.7% based on leverage and tangible capital of $9,947,000 and a total capital to risk-based assets ratio of 9.5%.

At this time, the Registrant is not required to comply with the Federal Reserve capital adequacy guidelines applicable to large bank holding companies because it has consolidated assets of less than $150,000,000. The Registrant is, however, currently subject to the Federal Reserve's Small Bank Holding Company Policy Statement, which sets guidelines for the operation of small bank holding companies related to the reduction of holding company debt, capital adequacy and dividend restrictions. In the event that the Registrant's consolidated assets exceed $150,000,000, the Registrant will be required to maintain a minimum ratio of Tier 1 capital to total assets of between 3-4%, and to maintain a minimum ratio of qualifying capital to risk weighted assets of 8%.

Item 2.  Properties

First Community leases its home office at 136 East Harriman, Bargersville, Indiana, and its branch offices in Greenwood, Indiana, North Vernon, Indiana, and one of its branches in Franklin, Indiana from FCREMI. First Community also leases branches in Indianapolis, Franklin, and its operations center in Franklin from third parties. First Community owns its branch offices in Whiteland, Indiana, Trafalgar, Indiana and Edinburgh, Indiana. The leases on branch offices with third parties expire between 2001 and 2015 and the lease on its operations center expires in 2015. The Registrant plans for FCREMI to eventually own substantially all of the branch properties and lease them to First Community. At December 31, 2000, the net carrying values of First Community's and FCREMI's properties, including land, building, improvements, furniture, fixtures and equipment were $2.9 million and $1.9 million, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low prices for the Registrant's common stock for the quarters during the years indicated, based upon information obtained by management of the Registrant from the NASDAQ web site and on other information made available to management of the Registrant. Management of the Registrant has not verified the accuracy of the following information. There is no established public trading market for the Registrant's common stock. The common stock is traded on a limited basis and many trades have involved privately negotiated transactions. As a result, the Registrant is not always aware of the price at which trades occur. The referenced prices may not reflect an actual trading range and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                 Price Per Share
                     -----------------------------------
                            2000               1999
                     ----------------   ----------------
                        High     Low      High      Low
                      --------  -----   --------   -----
Quarter
First Quarter          $8.75    $6.38    $10.25    $8.00
Second Quarter          8.25     5.25     10.00     7.50
Third Quarter           8.75     6.00      9.00     6.50
Fourth Quarter          8.50     6.00      8.50     7.25

Dividends of $.03 per share were declared during both the first and second quarters of 1999 each payable during the following quarter. Dividends of $.04 per share were declared during both the third and fourth quarters of 1999 each payable during the following quarter. The Registrant declared dividends of $.04 per share for each quarter in 2000 payable during the following quarter. Any future dividend payments by the Registrant will be dependent upon dividends paid by First Community and subject to regulatory limitations.

The dividends which the Registrant may pay are restricted by Federal Reserve Bank capital requirements. The ability of the Registrant to pay dividends to shareholders is dependent on dividends received from First Community. First Community is restricted by regulations of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the net profits for the current year plus those for the previous two years and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure. At December 31, 2000, the stockholder's equity of First Community was $10.0 million, of which a minimum of $887,000 was available for dividends.

The number of record holders of the Registrant's common stock as of March 6, 2001 was 271.

Item 6.  Selected Financial Data (dollars in thousands, except per share data)

                                                                       At December 31
                                              ------------------------------------------------------------
                                                   2000       1999       1998        1997       1996
                                              ------------------------------------------------------------
Summary of Financial Condition Data:
    Total assets                                 $149,195   $145,237   $121,272     $98,740    $80,079
    Loans, net                                    123,551    110,843     93,364      79,152     64,464
    Cash and interest-bearing deposits              4,886      4,603     14,292      11,231      7,035
    Securities including FHLB stock                11,325     21,810      8,857       5,258      5,705
    Deposits                                      123,008    128,315    106,193      87,695     70,552
    FHLB advances                                  13,000      4,597      4,753       2,930      2,379
    Other borrowings                                2,586      2,614      1,382           0          0
    Stockholders' equity                            9,316      8,805      8,486       7,550      6,886


                                                                   Year Ended December 31
                                              ------------------------------------------------------------
                                                   2000       1999       1998        1997       1996
                                              ------------------------------------------------------------
Summary of Selected Operating Data:
    Total interest income                         $11,442    $10,134     $8,420      $7,361     $6,158
    Total interest expense                          6,559      5,639      4,509       3,807      3,166
                                              ------------------------------------------------------------
    Net interest income                             4,883      4,495      3,911       3,554      2,992
    Provision for loan losses                        219        201        239         255        219
                                              ------------------------------------------------------------
    Net interest income after provision for
    loan losses                                     4,664      4,294      3,672       3,299      2,773
    Total non-interest income                         749        461        418         305        249
    Total non-interest expense                      4,958      3,949      2,937       2,490      2,565
                                              ------------------------------------------------------------
    Income  before income taxes                       455        806      1,153       1,114        457
    Income taxes                                       34        164        350         376        116
                                              ------------------------------------------------------------
       Net income                                   $ 421      $ 642      $ 803       $ 738       $341
                                              ============================================================

Basic earnings per share*                          $ 0.41     $ 0.63      $0.81      $ 0.75     $ 0.35
Diluted earnings per share*                        $ 0.41     $ 0.62      $0.80      $ 0.74     $ 0.34


                                                                   Year Ended December 31
                                              ------------------------------------------------------------
                                                   2000       1999       1998        1997       1996
                                              ------------------------------------------------------------
Other Selected Data:
    Return on average assets                          .28%       .48%       .77%        .85%       .46%
    Return on average equity                         4.61       7.26       9.93       10.02       5.04
    Average equity to average assets                 6.18       6.53       7.75        8.45       9.14
    Dividend payout ratio                           39.02      22.22                  13.33

 * Net income per share has been restated to reflect the stock dividend declared in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Community is a subsidiary of the Registrant and operates as an Indiana commercial bank. In May 1998, the Registrant formed a new subsidiary, First Community Real Estate Management, Inc. to own and lease branch facilities to First Community. In July 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of First Community's Bargersville branch office at 136 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. In December 1998, FCREMI borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of First Community's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana. In August 1999, FCREMI borrowed $422,800 from another financial institution at a rate of 7.50% with payments of principal and interest due monthly for 5 years based on a 20 year amortization schedule. The balance is due at the end of 5 years or may be renewed at a variable interest rate. These loan proceeds were used to purchase the land and buildings of First Community's North Vernon branch offices at 21 Madison Avenue and 521 N. State Street, North Vernon, Indiana. First Community is making monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt. As a bank holding company, the Registrant depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Results of Operations

The following discussion of Results of Operations is for the years ended December 31, 2000, 1999 and 1998.

Net income for the year ended December 31, 2000 was $421,000, compared to $642,000 and $803,000 for the years ended December 31, 1999 and 1998, respectively. Basic earnings per share was $.41 for the year ended December 31, 2000 compared to $.63 and $.81 for the years ended December 31, 1999 and 1998, respectively. Diluted earnings per share was $0.41 for the year ended December 31, 2000 compared to $0.62 and $.80 for the years ended December 31, 1999 and 1998, respectively. Earnings decreased from 1999 to 2000 primarily due to expenses incurred in relation to new key man life insurance of $143,000 and after tax expenses in relation to the now-terminated definitive agreement to acquire Blue River Federal Savings Bank of approximately $57,000. Earnings decreased from 1998 to 1999 primarily as a result of an increase in non-interest expense. Earnings increased from 1997 to 1998 primarily as a result of growth in First Community's loans and certain other items more fully discussed below.

The increase in net interest income of $388,000 in 2000, as compared to 1999, resulted primarily from an increase in lending and the associated income from this activity. Net loans outstanding increased $12.7 million in 2000 with commercial and commercial real estate seeing the primary growth, but all other lending areas seeing increases as well. The provision for loan losses of $219,000 was recorded in 2000 as a result of an increase in the loan portfolio. The increase in non-interest income of $288,000 in 2000 resulted from management focusing heavily on service fee income. The results included $101,000 of additional interchange and surcharge income from ATM operations and $86,000 of additional NSF fees being collected due to an increase in per item charges and an increase in number of demand accounts being serviced. The Registrant also had $66,000 in increases to cash surrender values on key man life insurance policies owned, and an increase of $22,000 in fees from an off-line debit card program. The increases in non-interest income were partially offset by losses on sales of available for sale securities. The Registrant sold several available for sale securities prior to maturity at an aggregate loss of $25,000 during the year ended December 31, 2000. The Registrant's growth has been facilitated by and resulted in the increase of additional personnel, facilities as well as other general expenses. Data processing expense increased $160,000 in 2000 both as a result of First Community switching its statement rendering process from manual rendering in-house to laser printed imaged statements being outsourced through its primary service bureau and the number of accounts being serviced increasing dramatically over the past several years. Income taxes decreased $130,000 because of a decrease in overall taxable income. The Registrant's consolidated effective tax rate was 7.4% in 2000 as compared to 20.4% in 1999. For both 2000 and 1999, the primary difference between the effective tax rate and the statutory tax rate relates to tax-exempt interest.

The increase in net interest income of $584,000 in 1999, as compared to 1998, resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $17.5 million in 1999, with growth in nearly each lending area. A provision for loan losses of $201,000 was recorded as a result of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $56,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increases in other expenses are a direct result of the overall growth of the Registrant. Income taxes decreased $186,000 because of a decrease in overall taxable income. The Registrant's consolidated effective tax rate for 1999 was 20.4% as compared to 30.4% for 1998. The decline in the effective tax rate was primarily a result of an increase in tax-exempt securities.

The increase in net interest income of $357,000 in 1998, as compared to 1997, resulted primarily from an increase in lending and the income derived therefrom. Net loans outstanding increased $14.2 million in 1998 with growth in each lending area. A provision for loan losses of $239,000 was recorded as a result of an increase in the loan portfolio and not a deterioration of the same. The increase in income from service fees of $57,000 resulted from a significant increase in the number of deposit accounts and fees associated with the same. The increases in other expenses are a direct result of the overall growth of First Community. The Registrant's consolidated effective tax rate for 1998 was 30.4% as compared to 33.7% for 1997.

Quarterly Results of Operations

The following table sets forth certain quarterly results for the years ended December 31, 2000 and 1999. (Dollars in thousands except for per share data)

----------------------- --------- ----------- --------- ----------- ---------- ----------- ------------ -------------
                                                Net     Provision                Basic       Diluted
       Quarter          Interest   Interest   Interest   For Loan      Net      Earnings    Earnings      Dividends
        Ended            Income    Expense     Income     Losses     Income    Per Share    Per Share     Per Share
----------------------- --------- ----------- --------- ----------- ---------- ----------- ------------ -------------
2000:
March                    $2,785     $1,582     $1,203      $64        $103        $.10        $ .10          $ .04
June                      2,792      1,576      1,216        55        226         .22          .21            .04
September                 2,852      1,613      1,239        40        157         .15          .15            .04
December                  3,013      1,789      1,224        60        (66)       (.06)        (.06)           .04

1999:
March                     2,326      1,228      1,098        75        205         .20          .20            .03
June                      2,417      1,347      1,070        75        180         .18          .17            .03
September                 2,663      1,492      1,171        75        207         .20          .20            .04
December                  2,728      1,572      1,156       (24)        49         .05          .05            .04

The Registrant had a net loss during the quarter ending December 31, 2000, as compared to net income in the three other quarter ends during 2000. The quarter ending December 31, 2000 had two non-recurring expenses included in non-interest expense. The first was a $143,000 up-front charge in relation to a new key man life insurance policy that the Registrant acquired during the fourth quarter. The Registrant believes that this initial expense will be recovered over the term of the key man life insurance. There was also an aggregate pre-tax expense of $94,000 in relation to the termination of the definitive agreement to acquire Blue River Federal Savings Bank, as was discussed earlier.

Net income was $103,000 during the quarter ending March 31, 2000, as compared to $226,000 and $157,000 in the quarters ending June 30, 2000 and September 30, 2000, respectively. The quarter ending March 31, 2000 was the first full quarter that the Registrant had 10 full-service branches and an operations center open. First Community opened full-service branches in Whiteland, Indiana and Edinburgh, Indiana in September 1999 and January 2000, respectively. In addition, First Community moved it's primary operations into a new leased facility in Franklin, Indiana in October 1999. As a result of these three fixed asset investments in a short period of time, the following expense categories rose sharply: premises and equipment, salaries, printing and office supplies, telephone, and other operating expense. These expenses were offset in the third and fourth quarters of 2000 by the increases in non-interest income.

The Registrant had lower net income during the quarter ending December 31, 1999, as compared to the three other quarter ends during 1999. Other operating expenses were up primarily due to the cash items determined to be uncollectible and therefore expensed in the fourth quarter of 1999. Salaries, premises, printing, and office supplies expense were also up significantly during this time frame in relation to new fixed asset investments made by the Registrant during the quarter, as discussed above. There was an adjustment of $24,000 to the provision for loan losses in the fourth quarter based on management's calculation of reserves necessary in relation to the loan portfolio.

The following table sets forth the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 2000 and 1999.

                                                        2000                                    1999
                                        -------------------------------------- ---------------------------------------
                                                      Interest/                               Interest/
                                          Average       Income      Average      Average       Income       Average
                                          Balance      Expense       Rate        Balance       Expense       Rate
                                        ------------- ----------- ------------ ------------- ------------ ------------
                                                  (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits                   $6,325       $ 245       3.9%         $12,132        $ 494       4.1%
Investment securities:(1)
    Taxable                                  3,380         252       7.5            4,755          380        8.0
    Tax-exempt                              11,505         619       5.4           10,117          522        5.2
                                        ------------- -----------             -------------- ------------
        Total investment securities         14,885         871       5.9           14,872          902        6.1
                                        ------------- -----------             -------------- ------------
Loans:(2)
     Commercial                             39,290       3,791       9.6           33,576        3,125        9.3
     Real estate mortgage                   37,192       2,885       7.8           33,223        2,508        7.5
     Installment                            38,426       3,645       9.5           32,385        3,069        9.5
     Tax-exempt loans and leases             3,117         198       6.4            3,034          215        7.1
                                        ------------- -----------             -------------- ------------
        Total loans                        118,025      10,519       8.9          102,218        8,917        8.7
                                        ------------- -----------             -------------- ------------
Total earning assets                       139,235      11,635       8.4          129,222       10,313        8.0
                                                      -----------                            ------------
Allowance for loan losses                    ( 938)                                (1,029)
Cash and due from banks                      1,914                                  1,477
Premises and equipment                       4,517                                  3,701
Other assets                                 3,578                                  1,922
                                        -------------                         --------------
        Total assets                      $148,306                               $135,293
                                        =============                         ==============
Liabilities:
Interest-bearing deposits:
     NOW accounts                         $ 19,807         564       2.8         $ 15,937          426        2.7
     Savings                                24,988       1,008       4.0           25,117          967        3.9
     Certificates of deposit and
     other time                             74,795       4,449       5.9           68,550        3,769        5.5
                                        ------------- -----------             -------------- ------------
Total interest-bearing deposits            119,590       6,021       5.0          109,604        5,162        4.7
FHLB advances                                5,900         348       5.9            5,612          318        5.7
Other borrowings                             2,597         190       7.3            2,215          159        7.2
                                        ------------- -----------             -------------- ------------
Total interest-bearing liabilities         128,087       6,559       5.1          117,431        5,639        4.8
                                                      -----------                            ------------
Noninterest-bearing demand
deposits                                     9,865                                  8,146
Other liabilities                            1,214                                    877
                                        -------------                         --------------
        Total liabilities                  139,166                                126,454
        Stockholders' equity                 9,140                                  8,839
                                        -------------                         --------------
        Total liabilities and
        stockholders' equity              $148,306                               $135,293
                                        =============                         ==============
Net interest income                                      5,076    3.6%3                          4,674           3.6%(3)
                                                      ===========                            ============

Adjustments to convert tax-exempt investment securities to fully taxable equivalent basis, using marginal rate of 34% after adjustment for effect of non-deductible interest expense attributed to such assets.
                                                         $ 193                                   $ 179
                                                      ===========                            ============

--------
(1) The average balances of investment securities, including available for sale securities, are computed based on historical cost and do not include any fair value adjustments.
(2)  Nonaccruing loans have been included in the average balances.
(3)  Net interest income divided by total earning assets.

Changes in Interest Income and Expense Comparing December 31, 2000 and 1999 and December 31, 1999 and 1998. The following tables analyze the changes in interest income and interest expense comparing the years ended December 31, 2000 and 1999 and December 31, 1999 and 1998. It distinguishes between the changes due to differences in volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified and have been allocated proportionately to the change due to volume and the change due to rate.

                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 2000 compared to year ended                                 Due to           Due to
December 31, 1999                                                 Change             Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
     Loans                                                        $ 1,602            $ 211          $ 1,391
     Investment securities                                            (31)             (32)               1
     Interest-bearing deposits                                       (249)             (17)            (232)
                                                             -----------------------------------------------------
        Total                                                       1,322              162            1,160
                                                             -----------------------------------------------------
Interest-bearing liabilities:
     Savings                                                           41               46               (5)
     Interest-bearing checking                                        138               32              106
     Certificates of deposit                                          680              324              356
     FHLB advances                                                     30               13               17
     Other borrowings                                                  31                3               28
                                                             -----------------------------------------------------
        Total                                                         920              418              502
                                                             -----------------------------------------------------
Net change in net interest income                                   $ 402           $ (256)           $ 658
                                                             =====================================================

                                                             -----------------------------------------------------

                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 1999 compared to year ended               Change            Due to           Due to
December 31, 1998                                                                    Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
     Loans                                                        $ 1,201          $ (202)          $ 1,403
     Investment securities                                            416            (125)              541
     Interest-bearing deposits                                        166              (9)              175
                                                             -----------------------------------------------------
        Total                                                       1,783            (336)            2,119
                                                             -----------------------------------------------------
Interest-bearing liabilities:
     Savings                                                           97            (109)              206
     Interest-bearing checking                                        150               4               146
     Certificates of deposit                                          610            (170)              780
     FHLB advances                                                    143              (4)              147
                                                             -----------------------------------------------------
     Other borrowings                                                 130                               130
                                                             -----------------------------------------------------
        Total                                                       1,130            (279)            1,409
                                                             -----------------------------------------------------
Net change in net interest income                                   $ 653           $ (57)            $ 710
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

First Community's one-year cumulative interest-rate gap as a percent of total assets was a negative 11.07% and a negative 20.53% at December 31, 2000 and 1999, respectively. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 2000, First Community had $72.4 million or 58.2% of its total loan portfolio invested in installment and commercial loans as compared to $62.5 million or 56.0% of total loans invested in installment and commercial loans at December 31, 1999. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 2000, First Community's ratio of non-performing assets to total assets was .46% compared to .24% at December 31, 1999.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following tables illustrate the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 2000 and 1999. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                         At December 31, 2000 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             ------------- ------------- ------------- ------------ -------------
                                                                      (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                   $11,733       $ 9,395       $ 3,442      $    29       $24,599
    Fixed rate mortgages                          4,523         2,831         3,199       19,407        29,960
    Commercial loans                             22,665         3,425         1,370          898        28,358
    Consumer loans                               15,209        15,642         6,479        1,487        38,817
    Tax-exempt loans and leases                                   209         1,048        1,387         2,644
    Investments                                   1,130         3,008         3,349        3,160        10,647
    FHLB stock                                      778                                                    778
    Interest-bearing deposits                     4,886                                                  4,886
                                             ------------- ------------- ------------- ------------ -------------
      Total interest-earning assets              60,924        34,510        18,887       26,368       140,689
                                             ------------- ------------- ------------- ------------ -------------
Interest-bearing liabilities:
    Fixed maturity deposits                      48,211        16,380         1,155        3,346        69,092
    Other deposits                               24,227        10,575         4,488        1,412        40,702
    FHLB advances                                 5,000         8,000                                   13,000
                                             ------------- ------------- ------------- ------------ -------------
      Total interest-bearing liabilities         77,438        34,955         5,643        4,758       122,794
                                             ------------- ------------- ------------- ------------ -------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities       (16,514)         (445)        13,244       21,610        17,895
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   (16,514)       (16,959)       (3,715)      17,895
Cumulative ratio at December 31, 2000 as a
percent of total assets                         (11.07)%       (11.4)%         (2.5)%       12.0%

                                                            At December 31, 1999 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             ------------- ------------- ------------- ------------ -------------
                                                                     (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                   $12,054       $ 6,545        $6,474                    $25,073
    Fixed rate mortgages                          5,216         2,592         2,767      $16,602        27,177
    Commercial loans                             13,434         3,780         1,499        1,291        20,004
    Consumer loans                               13,010        14,410         7,244        1,664        36,328
    Tax-exempt loans and leases                      60           328           459        2,157         3,004
    Investments                                   8,347         3,347         3,689        6,016        21,399
    FHLB stock                                      778                                                    778
    Interest-bearing deposits                     4,603                                                  4,603
                                             ------------- ------------- ------------- ------------ -------------
      Total interest-earning assets              57,502        31,002        22,132       27,730       138,366
                                             ------------- ------------- ------------- ------------ -------------
Interest-bearing liabilities:
    Fixed maturity deposits                      59,557        11,058         2,219        3,128        75,962
    Other deposits                               27,127         9,758         4,914        1,142        42,941
    FHLB advances                                   638         2,725         1,234                      4,597
                                             ------------- ------------- ------------- ------------ -------------
      Total interest-bearing liabilities         87,322        23,541         8,367        4,270       123,500
                                             ------------- ------------- ------------- ------------ -------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities       (29,820)         7,461        13,765       23,460        14,866
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   (29,820)       (22,359)       (8,594)      14,866
Cumulative ratio at December 31, 1999 as a
percent of total assets                         (20.53)%      (15.39)%        (5.92)%      10.39%

Deposit/Asset Base. First Community has experienced significant growth in deposits and assets in four out of the past five years. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase in the Registrant's consolidated assets from $80.1 million at December 31, 1996 to $149.2 million at December 31, 2000 and deposits from $70.6 million at December 31, 1996 to $123.0 million at December 31, 2000. These factors include: (i) increased population in the geographic area serviced;
(ii) increased per-household disposable income in the geographic area serviced;
(iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution. Due to management's efforts to control asset growth and restructure the deposit mix in 2000, assets only grew $4.0 million or 2.8% and deposits decreased $5.3 million or 4.1% during the same time frame. These efforts were being made to increase net interest margin and to strengthen First Community's capital ratio's.

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

Cash and interest-bearing deposits, when combined with investments, declined during 2000. As investments matured, the dollars were used to both fund new loans and to fund deposit outflows. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 2000 and December 31, 1999.

During 2000 and 1999, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits increased $283,000 and decreased $9.7 million, respectively. During 2000 and 1999, investment securities decreased $10.5 million and increased $13.0 million, respectively. Cash was used in 2000 to fund net increases in loans of $12.7 million. Cash was provided primarily in 1999 from a net increase in deposits of $22.1 million and was primarily used to fund net increases in loans of $17.8 million.

At December 31, 2000 and 1999, commitments to fund loan originations were approximately $11.4 million and $9.0 million, respectively. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon First Community's favorable liquidity ratio and the ability to borrow from the FHLB.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $25.0 million at December 31, 2000 from the FHLB and the balance of its borrowings at December 31, 2000 was $13.0 million, an increase of $8.4 million from outstanding borrowings at December 31, 1999. The new fundings were primarily used to fund net deposit outflows of $5.3 million.

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

SFAS No. 133 was effective for all fiscal quarters beginning after June 15, 2000. SFAS No. 133 did not have a material impact on the Registrant's consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) 1. Financial Statements. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated Page

         Independent Auditor's Report on consolidated financial statements.  F-1

         Consolidated Balance Sheet at December 31, 2000 and 1999            F-2

         Consolidated Statement of Income for the years ended December 31,
         2000, 1999 and 1998.                                                F-3

         Consolidated Statement of Comprehensive Income for the years ended
         December 31, 2000, 1999 and 1998.                                   F-4

         Consolidated Statement of Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998.                                   F-5

         Consolidated Statement of Cash Flows for the years ended December
         31, 2000, 1999 and 1998.                                            F-6

         Notes to consolidated financial statements.                         F-7

         2. Exhibit Index. The following exhibits are included as part of this Annual Report:

          2.1 Agreement and Plan of Reorganization by and between Blue River Federal Savings Bank, a federally chartered stock saving bank, and First Community Bancshares, Inc., an Indiana corporation and bank holding company, dated November 10, 1999 (Incorporated herein by reference to the Report on Form 8-K filed with the SEC on November 17, 1999, File No. 000-19618).

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

          10.14 First Amendment to 1996 Stock Option Plan, as approved by the Board of Directors November 17, 1999 (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000).

          10.15* First Community Bank & Trust Supplemental Executive Retirement
               Plan, as approved by the Board of Directors July 12, 2000.

          21 Subsidiaries of First Community Bancshares, Inc. (Incorporated herein by reference to the Registration Statement on Form SB-2 of First Community Bancshares, Inc., Registration No. 333-63239, declared effective October 30, 1998).


         *     Compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

                                FIRST COMMUNITY BANCSHARES, INC.

                                By: /s/ Albert R. Jackson , III
                                    ----------------------------------
                                    Albert R. Jackson, III, Chief Executive
                                    Officer and Director


                                By: /s/ Randy J. Sizemore
                                    ----------------------------------
                                    Randy J. Sizemore, Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                          Date
-----------------------                                          ----

/s/ Albert R. Jackson , III
----------------------------------------------
Albert R. Jackson, III, Chief Executive                      March 30, 2001
Officer and Director


/s/ Merrill M. Wesemann                                      March 30, 2001
----------------------------------------------
Merrill M. Wesemann, MD, Director and Chairman


/s/ Eugene W. Morris                                         March 30, 2001
----------------------------------------------
Eugene W. Morris, Director and President


/s/ Roy Martin Umbarger                                      March 30, 2001
----------------------------------------------
Roy Martin Umbarger, Director and Vice President


/s/ Frank D. Neese                                           March 30, 2001
----------------------------------------------
Frank D. Neese, Director and Secretary


/s/ Albert R. Jackson, Jr.                                   March 30, 2001
----------------------------------------------
Albert R. Jackson, Jr., Director

[LETTERHEAD OF OLIVE LLP]

                          Independent Auditor's Report


                  To the Stockholders and
                  Board of Directors
                  First Community Bancshares, Inc.
                  Bargersville, Indiana


                  We have audited the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                  Olive LLP


                  Indianapolis, Indiana
                  February 16, 2001

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


December 31                                                                     2000             1999
----------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                $   1,871,880      $   2,357,531
   Short-term interest-bearing deposits                                       3,014,502          2,245,670
                                                                  ----------------------------------------
     Cash and cash equivalents                                                4,886,382          4,603,201
   Investment securities
     Available for sale                                                       9,198,559         14,065,377
     Held to maturity (fair value of $1,344,528 and $6,922,146)               1,348,778          6,966,605
                                                                  ----------------------------------------
         Total investment securities                                         10,547,337         21,031,982
   Loans, net of allowance for loan losses of $1,007,174 and $873,203       123,550,724        110,842,671
   Premises and equipment                                                     4,825,460          4,448,634
   Federal Home Loan Bank of Indianapolis stock, at cost                        777,800            777,800
   Interest receivable                                                        1,172,511          1,084,609
   Cash value of life insurance                                               2,353,161          1,593,788
   Other assets                                                               1,081,502            854,001
                                                                  ----------------------------------------

         Total assets                                                     $ 149,194,877      $ 145,236,686
                                                                  ========================================

Liabilities
   Deposits
     Noninterest-bearing                                                  $  13,214,606      $   9,411,994
     Interest-bearing                                                       109,793,721        118,903,006
                                                                  ----------------------------------------
         Total deposits                                                     123,008,327        128,315,000
   Federal Home Loan Bank of Indianapolis advances                           13,000,000          4,597,389
   Other borrowings                                                           2,586,424          2,613,827
   Interest payable                                                             472,442            334,234
   Other liabilities                                                            811,666            570,756
                                                                  ----------------------------------------
         Total liabilities                                                  139,878,859        136,431,206
                                                                  ----------------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred stock, no par value
     Authorized and unissued--1,000,000 shares
   Common stock, no par value
     Authorized--4,000,000 shares
     Issued and outstanding--1,039,926 and 1,019,694 shares                   7,023,225          6,930,024
   Retained earnings and contributed capital                                  2,352,588          2,096,894
   Accumulated other comprehensive loss                                         (59,795)          (221,438)
                                                                  ----------------------------------------
         Total stockholders' equity                                           9,316,018          8,805,480
                                                                  ----------------------------------------

         Total liabilities and stockholders' equity                       $ 149,194,877      $ 145,236,686
                                                                  ========================================


See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statement of Income


Year Ended December 31                                                    2000             1999           1998
-----------------------------------------------------------------------------------------------------------------
Interest Income
   Loans, including fees                                             $ 10,472,180      $ 8,863,764     $7,651,263
   Securities
     Taxable                                                              187,383          317,845        244,300
     Tax exempt                                                           472,420          394,888        133,572
   Deposits with financial institutions                                   244,562          494,024        327,693
   Dividends                                                               65,684           63,684         63,609
                                                            -----------------------------------------------------
         Total interest income                                         11,442,229       10,134,205      8,420,437
                                                            -----------------------------------------------------

Interest Expense
   Deposits                                                             6,021,889        5,161,530      4,305,064
   Federal Home Loan Bank advances                                        347,660          318,087        175,303
   Other borrowings                                                       190,005          159,252         28,606
                                                            -----------------------------------------------------
         Total interest expense                                         6,559,554        5,638,869      4,508,973
                                                            -----------------------------------------------------

Net Interest Income                                                     4,882,675        4,495,336      3,911,464
   Provision for loan losses                                              219,100          201,040        239,000
                                                            -----------------------------------------------------

Net Interest Income After Provision for Loan Losses                     4,663,575        4,294,296      3,672,464
                                                            -----------------------------------------------------

Other Income
   Fiduciary activities                                                    21,284           31,683         38,498
   Service charges on deposit accounts                                    497,415          366,068        309,965
   Net realized losses on sales of available-for-sale securities          (25,014)
   Other operating income                                                 255,464           63,587         69,869
                                                            -----------------------------------------------------
         Total other income                                               749,149          461,338        418,332
                                                            -----------------------------------------------------

Other Expenses
   Salaries and employee benefits                                       2,234,483        1,814,961      1,434,507
   Premises and equipment                                                 689,325          452,748        322,422
   Advertising                                                            156,477          157,688        119,030
   Data processing fees                                                   518,541          358,271        285,763
   Deposit insurance expense                                               45,244           79,099         52,487
   Printing and office supplies                                           249,652          116,151         89,303
   Legal and professional fees                                            181,264          252,608        129,990
   Telephone expense                                                      117,633          106,026         72,725
   Life insurance expenses                                                157,179            2,889
   Other operating expenses                                               608,473          609,051        431,284
                                                            -----------------------------------------------------
         Total other expenses                                           4,958,271        3,949,492      2,937,511
                                                            -----------------------------------------------------

Income Before Income Tax                                                  454,453          806,142      1,153,285
   Income tax expense                                                      33,606          164,267        350,251
                                                            -----------------------------------------------------

Net Income                                                           $    420,847      $   641,875     $  803,034
                                                            =====================================================

Basic Earnings Per Share                                             $        .41      $       .63     $      .81
Diluted Earnings Per Share                                                    .41              .62            .80

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income

Year Ended December 31                                                                  2000           1999           1998
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $ 420,847      $ 641,875      $ 803,034

Other comprehensive income, net of tax
   Unrealized gains (losses) on securities available for sale Unrealized holding gains (losses) arising during the period, net of
       tax expense (benefit) of $96,114, $(157,605) and $(9,255)                       146,537       (240,287)       (14,110)
     Less:  Reclassification adjustment for losses included in net income,
       net of tax benefit of $9,908                                                    (15,106)
                                                                            ------------------------------------------------
                                                                                       161,643       (240,287)       (14,110)
                                                                            ------------------------------------------------

Comprehensive income                                                                 $ 582,490      $ 401,588      $ 788,924
                                                                            ================================================

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                                                                                 Retained        Accumulated
                                                        Common Stock             Earnings           Other
                                               -------------------------------      and         Comprehensive
                                                   Shares                       Contributed        Income
                                                 Outstanding      Amount          Capital          (Loss)           Total
------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1998                           989,848     $6,722,251      $   794,796         $32,959       $7,550,006
   Net income                                                                       803,034                          803,034
   Unrealized losses on securities                                                                  (14,110)         (14,110)
   Exercise of stock options                         15,420         85,427                                            85,427
   Tax benefit on stock options exercised                           33,349                                            33,349
   Rights exercised, net of cost                      6,144         28,399                                            28,399
                                               -------------------------------------------------------------------------------

Balances, December 31, 1998                       1,011,412      6,869,426        1,597,830          18,849        8,486,105
   Net income                                                                       641,875                          641,875
   Unrealized losses on securities                                                                 (240,287)        (240,287)
   Cash dividends ($.14 per share)                                                 (142,811)                        (142,811)
   Purchase of stock                                 (6,951)       (60,419)                                          (60,419)
   Rights and warrants exercised, net of cost        15,233        121,017                                           121,017
                                               -------------------------------------------------------------------------------

Balances, December 31, 1999                       1,019,694      6,930,024        2,096,894        (221,438)       8,805,480
   Net income                                                                       420,847                          420,847
   Unrealized gains on securities                                                                   161,643          161,643
   Cash dividends ($.16 per share)                                                 (165,153)                        (165,153)
   Purchase of stock                                (10,608)       (89,953)                                          (89,953)
   Exercise of stock options                         30,840        170,854                                           170,854
   Tax benefit on stock options exercised                           12,300                                            12,300
                                               -------------------------------------------------------------------------------

Balances, December 31, 2000                       1,039,926     $7,023,225       $2,352,588        $(59,795)      $9,316,018
                                               ===============================================================================

See notes to consolidated financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows


Year Ended December 31                                                           2000              1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                $    420,847      $    641,875      $    803,034
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                    219,100           201,040           239,000
     Depreciation and amortization                                                374,568           212,679           156,851
     Deferred income tax                                                         (135,490)         (108,603)           52,712
     Investment securities amortization (accretion)                                44,953           (47,848)           20,293
     Investment securities losses                                                  25,014
     Loss on disposal of premises and equipment                                                       2,318             3,179
     Gain on sale of foreclosed assets                                                               (7,241)
     Net change in
       Interest receivable                                                        (87,902)         (155,656)         (228,874)
       Interest payable                                                           138,208            75,367             8,250
     Other adjustments                                                            218,904           115,923          (246,668)
                                                                          ---------------------------------------------------
         Net cash provided by operating activities                              1,218,202           929,854           807,777
                                                                          ---------------------------------------------------

Investing Activities
   Purchases of securities available for sale                                                   (14,434,780)       (4,963,542)
   Proceeds from sales of securities available for sale                         2,435,192
   Proceeds from maturities of securities available for sale                    2,598,330         7,066,591           645,000
   Purchases of securities held to maturity                                    (4,973,179)       (6,956,714)
   Proceeds from maturities and paydowns of securities held to maturity        10,622,000         1,022,500           675,000
   Net change in loans                                                        (13,122,398)      (17,754,883)      (14,532,929)
   Purchases of premises and equipment                                           (751,394)       (1,330,300)       (1,548,582)
   Proceeds from sale of foreclosed assets                                         96,455            82,585           160,883
   Premiums on life insurance                                                    (825,118)       (1,470,000)
                                                                          ---------------------------------------------------
         Net cash used by investing activities                                 (3,920,112)      (33,775,001)      (19,564,170)
                                                                          ---------------------------------------------------

Financing Activities
   Net change in
     Noninterest-bearing, NOW, and savings deposits                             1,562,633         2,570,652        13,833,819
     Certificates of deposit                                                   (6,869,306)       19,551,224         4,663,990
   Proceeds from borrowings                                                    10,000,000         2,252,800         3,386,000
   Repayment of borrowings                                                     (1,624,792)       (1,176,974)         (180,399)
   Cash dividends                                                                (164,345)         (102,023)
   Purchase of stock                                                              (89,953)          (60,419)
   Rights and warrants exercised, net of cost                                                       121,017            28,399
   Stock options exercised                                                        170,854                              85,427
                                                                          ---------------------------------------------------
         Net cash provided by financing activities                              2,985,091        23,156,277        21,817,236
                                                                          ---------------------------------------------------

Net Change in Cash and Cash Equivalents                                           283,181        (9,688,870)        3,060,843

Cash and Cash Equivalents, Beginning of Year                                    4,603,201        14,292,071        11,231,228
                                                                          ---------------------------------------------------

Cash and Cash Equivalents, End of Year                                       $  4,886,382      $  4,603,201      $ 14,292,071
                                                                          ===================================================

Additional Cash Flows Information
   Interest paid                                                             $  6,421,346      $  5,563,502      $  4,500,723
   Income tax paid                                                                160,633           301,935           479,213

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

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through accumulated other comprehensive income (loss), net of tax.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2000, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.

Note 2 -- Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank (FRB). The reserve required at December 31, 2000, was $831,000.

Note 3 -- Investment Securities

                                                                          2000
                                              -----------------------------------------------------------------
                                                                   Gross            Gross
                                               Amortized         Unrealized       Unrealized        Fair
December 31                                       Cost             Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------
Available for sale
   State and municipal                           $  8,798            $38              $137          $  8,699
   Corporate obligations                              500                                                500
                                              -----------------------------------------------------------------
         Total available for sale                   9,298             38               137             9,199

Held to maturity
   State and municipal                              1,349              6                10             1,345
                                              -----------------------------------------------------------------

         Total investment securities              $10,647            $44              $147           $10,544
                                              =================================================================

                                                                          1999
                                              -----------------------------------------------------------------
                                                                   Gross            Gross
                                               Amortized         Unrealized       Unrealized        Fair
December 31                                       Cost             Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------

Available for sale
   Federal agency                                $  1,959                            $   3          $  1,956
   State and municipal                             11,473            $16               380            11,109
   Corporate obligations                            1,000                                              1,000
                                              -----------------------------------------------------------------
         Total available for sale                  14,432             16               383            14,065
                                              -----------------------------------------------------------------

Held to maturity
   U. S. treasury                                   5,491                                1             5,490
   State and municipal                              1,476              1                45             1,432
                                              -----------------------------------------------------------------
         Total held to maturity                     6,967              1                46             6,922
                                              -----------------------------------------------------------------

         Total investment securities              $21,399            $17              $429           $20,987
                                              =================================================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities held to maturity and available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             2000
                                               ---------------------------------------------------------------
                                                    Available for Sale               Held to Maturity
                                               ---------------------------------------------------------------
                                                 Amortized          Fair         Amortized         Fair
Maturity Distribution at December 31                Cost            Value           Cost           Value
--------------------------------------------------------------------------------------------------------------
Due in one year or less                              $1,106          $1,105        $    24         $    24
Due after one through five years                      5,176           5,121          1,181           1,179
Due after five through ten years                      2,641           2,630            144             142
Due after ten years                                     375             343
                                               ---------------------------------------------------------------

         Totals                                      $9,298          $9,199         $1,349          $1,345
                                               ===============================================================

No securities were pledged at December 31, 2000. Securities with a carrying value of $1,959,000 were pledged under a blanket collateral agreement at December 31, 1999 to secure FHLB advances.

Proceeds from sales of securities available for sale during 2000 were $2,435,000. Gross losses of $25,000 were realized on those sales. There were no sales of securities available for sale in 1999 and 1998.

Note 4 -- Loans and Allowance

December 31                                                             2000         1999
---------------------------------------------------------------------------------------------
Commercial, commercial real estate and industrial loans              $  37,977      $  29,836
Real estate loans                                                       46,049         40,653
Construction loans                                                       3,111          5,445
Individuals' loans for household and other personal expenditures        34,373         32,648
Tax-exempt loans and leases                                              2,644          3,004
Lease financing                                                            224
                                                          -----------------------------------
         Total loans                                                   124,378        111,586
Deferred loan origination costs                                            180            130
Allowance for loan losses                                               (1,007)          (873)
                                                          -----------------------------------

         Total loans, net                                            $ 123,551      $ 110,843
                                                          ===================================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


December 31                     2000       1999       1998
-----------------------------------------------------------

Allowance for loan losses
   Balances, January 1        $   873      $ 955      $ 848
   Provision for losses           219        201        239
   Recoveries on loans             19         48         19
   Loans charged off             (104)      (331)      (151)
                          ---------------------------------

   Balances, December 31      $ 1,007      $ 873      $ 955
                          =================================

Information on impaired loans is summarized below.

December 31                                             2000       1999
------------------------------------------------------------------------

Impaired loans for which the discounted cash flows
   or collateral value exceeds the carrying value
   of the loan                                          $305        $85


Year Ended December 31                              2000     1999      1998
----------------------------------------------------------------------------

Average balance of impaired loans                   $103     $769     $1,092
Interest income recognized on impaired loans                   61        114
Cash-basis interest included above                             61         87


Note 5 -- Premises and Equipment

December 31                                    2000         1999
------------------------------------------------------------------

Land                                          $ 1,018      $ 1,018
Buildings                                       2,399        2,119
Leasehold improvements                            301          212
Equipment                                       1,900        1,666
                                           -----------------------
         Total cost                             5,618        5,015
Accumulated depreciation and amortization        (793)        (566)
                                           -----------------------

         Net                                  $ 4,825      $ 4,449
                                           =======================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 6 -- Deposits

December 31                                                 2000         1999
-------------------------------------------------------------------------------

Demand deposits                                           $ 30,004     $ 26,250
Savings deposits                                            23,912       26,103
Certificates and other time deposits of $100,000 or more    14,420       16,181
Other certificates and time deposits                        54,672       59,781
                                                         ----------------------

         Total deposits                                   $123,008     $128,315
                                                         ======================

Certificates and other time deposits maturing in years ending December 31:

   2001                                       $48,211
   2002                                        14,187
   2003                                         2,193
   2004                                           671
   2005                                           484
   Thereafter                                   3,346
                                            ----------

                                              $69,092
                                            ==========

Note 7 -- FHLB Advances

                                                           Interest
                                             Amount          Rate
--------------------------------------------------------------------
Maturities in years ending December 31
   2002                                     $  2,000         5.23%
   2003                                        1,000         5.41
   2007 through 2010                          10,000         5.78
                                        ------------

                                            $ 13,000
                                        ============

The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires May 8, 2001 and bears interest at a rate equal to the then current variable advance rate.

The FHLB advances and drawings on the available line of credit are secured by a blanket collateral agreement on first mortgage loans eligible as collateral totaling $34,031,000. Advances are subject to restrictions or penalties in the event of prepayment.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 8 -- Other Borrowings

December 31                                                2000         1999
------------------------------------------------------------------------------

Convertible notes due December 31, 2008                   $1,000       $1,000
Notes payable                                              1,586        1,614
                                                       -----------------------

         Total other borrowings                           $2,586       $2,614
                                                       =======================

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

Maturities in years ending December 31
-----------------------------------------------------------

   2001                                          $    30
   2002                                               33
   2003                                              396
   2004                                              387
   2005                                               12
   Thereafter                                      1,728
                                              -----------

                                                  $2,586
                                              ===========

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 9 -- Income Tax

Year Ended December 31                                       2000     1999      1998
-------------------------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal                                                $ 123     $ 178     $ 205
     State                                                     47        95        92
   Deferred
     Federal                                                 (134)      (84)       52
     State                                                     (2)      (25)        1
                                                   ----------------------------------

         Total income tax expense                           $  34     $ 164     $ 350
                                                   ==================================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                      $ 155     $ 274     $ 392
   Tax exempt interest                                       (168)     (153)      (93)
   Effect of state income taxes                                29        46        62
   Effect of life insurance                                    23         1
   Other                                                       (5)       (4)      (11)
                                                   ----------------------------------

         Actual tax expense                                 $  34     $ 164     $ 350
                                                   ==================================

Effective tax rate                                            7.4%     20.2%     30.4%


A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

December 31                                      2000      1999
---------------------------------------------------------------

Assets
   Allowance for loan losses                     $ 374    $ 305
   Assumption fee                                  106      113
   Securities available for sale                    39      145
   Alternative minimum tax credit carryforward     113
   Other                                            63       37
                                             ------------------
         Total assets                              695      600
                                             ------------------

Liabilities
   Depreciation                                   (155)    (115)
   State income tax                                (24)     (24)
   Loan fees                                       (81)     (56)
                                             ------------------
         Total liabilities                        (260)    (195)
                                             ------------------

                                                 $ 435    $ 405
                                             ==================

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                      2000         1999
----------------------------------------------------------------------------

Commitments to extend credit                         $11,372      $9,011
Standby letters of credit                                 74         127

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

In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt, which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this restriction at December 31, 2000.

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

On July 15, 1998, the Board of Directors approved the issuance of the following securities:

    Rights to stockholders to purchase one share for every ten shares owned as of October 29, 1998, the record date, subject to a minimum offer and purchase of 100 shares of common stock, at a purchase price of $10.00 per share. The rights were exercisable for a ninety (90) day period that expired on March 30, 1999.

    Warrants to stockholders to purchase one share for every ten shares owned on October 29, 1998, the record date, subject to a minimum offer and purchase of 100 shares of common stock, with an exercise price of $10.00 per share. On September 15, 1999, the exercise price was reduced to $8.75 per share. The warrants were exercisable for a 90 day period commencing on September 15, 1999 and expired on December 13, 1999.

The dividends which the Company may pay are restricted by FRB capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2000, stockholder's equity of the Bank was $10,004,000, of which a minimum of $887,000 was available for payment of dividends.


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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2000 and 1999, the Bank is categorized as well capitalized for two of the ratios and met all subject capital adequacy requirements. The Bank was categorized as adequately capitalized for the total risk-adjusted capital ratio. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's classification.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank's actual and required capital amounts and ratios are as follows:

                                                                                    2000
                                                  --------------------------------------------------------------------------
                                                                            Required for Adequate         To Be Well
                                                           Actual                 Capital 1             Capitalized 1
                                                  --------------------------------------------------------------------------
December 31                                           Amount       Ratio      Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------
Total capital 1 (to risk-weighted assets)              $10,954      9.5%       $9,239       8.0%        $11,549      10.0%

Tier 1 capital 1 (to risk-weighted assets)               9,947      8.6         4,619       4.0           6,929       6.0

Tier 1 capital 1 (to average assets)                     9,947      6.7         5,965       4.0           7,456       5.0

1 As defined by regulatory agencies

                                                                                    1999
                                                  --------------------------------------------------------------------------
                                                                            Required for Adequate         To Be Well
                                                           Actual                 Capital 1             Capitalized 1
                                                  --------------------------------------------------------------------------
December 31                                           Amount       Ratio      Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------------------------

Total capital 1 (to risk-weighted assets)              $10,365      9.7%       $8,518       8.0%        $10,648      10.0%

Tier 1 capital 1 (to risk-weighted assets)               9,492      8.9         4,259       4.0           6,389       6.0

Tier 1 capital 1 (to average assets)                     9,492      6.5         5,797       4.0           7,246       5.0

1 As defined by regulatory agencies


Note 13 -- Employee Benefits

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $30,000, $24,000 and $16,000 for 2000, 1999 and 1998.

The Bank has a supplemental retirement plan implemented in 2000 which provides retirement benefits to directors and executive officers. The Bank's obligations under the plan have been funded via the purchase of key man life insurance policies, for which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $12,000 for the year ended December 31, 2000.

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

Although the Company has elected to follow APB No. 25, Standard Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                    2000                1999                  1998
------------------------------------------------------------------------------------------------------------------------
Risk-free interest rates                                            6.60%          5.18% and 6.19%       5.55% and 5.67%
Dividend yields                                                     2.19%               1.29%
Volatility factors of expected market price of common stock
                                                                   29.00%              24.00%                 9.00%

Weighted-average expected life of the options                     9 years             9 years                9 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                                                 2000          1999          1998
---------------------------------------------------------------------------------------------------------------------
Net income                                                 As reported             $421          $642          $803
                                                           Pro forma                413           617           749

Basic Earnings per share                                   As reported              .41           .63           .81
                                                           Pro forma                .40           .61           .75

Diluted earnings per share                                 As reported              .41           .62           .80
                                                           Pro forma                .40           .59           .74

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)


The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 2000, 1999 and 1998.

Year Ended December 31                             2000                        1999                       1998
---------------------------------------------------------------------------------------------------------------------------
                                                       Weighted-                   Weighted-                   Weighted-
                                                        Average                     Average                     Average
                 Options                  Shares    Exercise Price     Shares    Exercise Price    Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year             59,591         $7.89         50,091        $7.77         51,511         $6.14
Granted                                     5,000          6.88         10,500         8.59         16,000         11.56
Exercised                                 (30,841)         5.54                                    (15,420)         5.54
Expired                                                                 (1,000)        9.13         (2,000)        11.50
                                       -------------                -------------               -------------

Outstanding, end of year                   33,750         $9.90         59,591        $7.89         50,091         $7.77
                                       =============                =============               =============

Options exercisable at year end           33,750                       59,591                      50,091

Weighted-average fair value of options
   granted during the year                 $2.66                        $3.28                       $4.50

As of December 31, 2000, options outstanding and exercisable of 5,000 have an exercise price of $6.88 and weighted-average remaining contractual lives of 9.4 years; options outstanding of 28,750 have exercise prices ranging from $8.00 to $11.50 and weighted-average remaining contractual lives of 7.4 years.


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

The aggregate amount of loans, as defined, to such related parties were as follows:

-----------------------------------------------------------------------

Balances, January 1, 2000                                      $   521

Changes in composition of related parties                            1
New loans, including renewals                                    1,486
Payments, etc., including renewals                                (348)
                                                              ---------

Balances, December 31, 2000                                     $1,660
                                                              =========

Deposits from related parties held by the Bank at December 31, 2000 and 1999 totaled $1,261,625 and $973,388.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands, Except Per Share Data)


Note 15 -- Earnings Per Share

Earnings per share (EPS) were computed as follows:

                                                                             Year Ended December 31, 2000
                                                                        ----------------------------------------

                                                                                    Weighted-Average  Per Share
                                                                          Income         Shares         Amount
                                                                        ----------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                   $421        1,026,615       $.41
                                                                                                   =============

Effect of Dilutive Stock Options                                                             2,081
                                                                        ----------------------------

Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions           $421        1,028,696       $.41
                                                                        ========================================

Options to purchase 23,750 shares of common stock at prices ranging from $9.125 to $11.50 per share were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. In addition, the Company had convertible debt outstanding at December 31, 2000 that was not included in the computation of diluted EPS because the convertible debt was not dilutive.

                                                                                 Year Ended December 31, 1999
                                                                            ----------------------------------------
                                                                                           Weighted-
                                                                                            Average      Per Share
                                                                              Income        Shares         Amount
                                                                            ----------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                       $642       1,019,086        $.63
                                                                                                       =============

Effect of Dilutive Stock Options                                                                6,709

Effect of Convertible Debt                                                         35          74,271
                                                                            ----------------------------

Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions               $677       1,100,066        $.62
                                                                            ========================================

Options to purchase 25,750 shares of common stock at prices ranging from $9.125 to $11.50 per share were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

                                                                                  Year Ended December 31, 1998
                                                                            -----------------------------------------
                                                                                           Weighted-
                                                                                            Average       Per Share
                                                                              Income         Shares         Amount
                                                                            -----------------------------------------
Basic Earnings Per Share
   Income available to common stockholders                                      $803          994,432         $.81
                                                                                                        =============

Effect of Dilutive Stock Options                                                               12,383

Effect of Convertible Debt                                                                        168
                                                                            -----------------------------

Diluted Earnings Per Share
   Income available to common stockholders and assumed conversions              $803        1,006,983         $.80
                                                                            =========================================

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

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


FHLB Advances--The fair value of advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

Other Borrowing--The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

The estimated fair values of the Company's financial instruments are as follows:

                                                                       2000                             1999
                                                          --------------------------------------------------------------
                                                             Carrying           Fair          Carrying          Fair
December 31                                                    Value           Value            Value           Value
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                   $4,886           $4,886          $4,603           $4,603
   Investment securities available for sale                     9,199            9,199          14,065           14,065
   Investment securities held to maturity                       1,349            1,345           6,967            6,922
   Loans, net                                                 123,551          123,456         110,843          110,774
   Stock in FHLB                                                  778              778             778              778
   Interest receivable                                          1,173            1,173           1,085            1,085
   Cash surrender value of life insurance                       2,353            2,353           1,594            1,594

Liabilities
   Deposits                                                   123,008          123,178         128,315          128,393
   FHLB advances                                               13,000           12,824           4,597            4,518
   Other borrowings                                             2,586            2,457           2,614            2,525
   Interest payable                                               472              472             334              334


Note 17 -- Business Combinations

On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. Under provisions of the agreement, the transaction was terminated in 2000. Expenses related to the proposed business combination are included in other expenses for the year ended December 31, 2000.

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 18 -- Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             Condensed Balance Sheet

December 31                                            2000      1999
-----------------------------------------------------------------------

Assets
   Cash on deposit with subsidiary                    $    36   $   248
   Investment in common stock of subsidiaries          10,292     9,561
   Other assets                                           281       384
                                                  ---------------------

         Total assets                                 $10,609   $10,193
                                                  =====================

Liabilities
   Convertible notes                                  $ 1,000   $ 1,000
   Other liabilities                                      293       388
                                                  ---------------------
         Total liabilities                              1,293     1,388

Stockholders' Equity                                    9,316     8,805
                                                  ---------------------

         Total liabilities and stockholders' equity   $10,609   $10,193
                                                  =====================

                          Condensed Statement of Income

Year Ended December 31                                          2000     1999     1998
--------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                                 $ 285    $ 148    $ 100
   Other interest income and dividends                             1        1        1
                                                           ---------------------------
         Total income                                            286      149      101
                                                           ---------------------------

Expenses
   Interest expense                                               70       58
   Salaries and employee benefits                                 64       54       41
   Professional fees                                              50       93       59
   Other expenses                                                 97        8       15
                                                           ---------------------------
         Total expenses                                          281      213      115
                                                           ---------------------------

Income (loss) before income tax benefit and equity
   in undistributed income of subsidiaries                         5      (64)     (14)
   Income tax benefit                                           (111)     (84)     (45)
                                                           ---------------------------

Income before equity in undistributed income of subsidiaries     116       20       31
   Equity in undistributed income of subsidiaries                305      622      772
                                                           ---------------------------

Net Income                                                     $ 421    $ 642    $ 803
                                                           ===========================

FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                        Condensed Statement of Cash Flows

Year Ended December 31                                                                   2000      1999     1998
-----------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                            $421      $642     $803
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities                                                      (285)     (389)    (829)
                                                                                   ------------------------------
         Net cash provided (used) by operating activities                                 136       253      (26)
                                                                                   ------------------------------

Investing Activity--capital contributions to subsidiary                                  (265)     (968)    (130)
                                                                                   ------------------------------

Financing Activities
   Cash dividends                                                                        (164)     (143)
   Stock options exercised                                                                171                 85
   Purchase of stock                                                                      (90)      (60)
   Rights and warrants exercised, net of costs                                                      121       28
   Proceeds from borrowings                                                                         830      170
                                                                                   ------------------------------
         Net cash provided (used) by financing activities                                 (83)      748      283
                                                                                   ------------------------------

Net Change in Cash on Deposit                                                            (212)       33      127

Cash on Deposit at Beginning of Year                                                      248       215       88
                                                                                   ------------------------------

Cash on Deposit at End of Year                                                          $  36      $248     $215
                                                                                   ==============================