Form 10-Q
period 2001-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2001-05-11
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Indiana                                35-1833586
(State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

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

                                       Yes  X        No
                                           ---          ---

Outstanding Shares of Common Stock on May 1, 2001              1,040,926

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX
                                                                       Page No.
                                                                       --------

Forward Looking Statement....................................................3

Part I.  Financial Information:

     Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheet........................4

                 Consolidated Condensed Statement of Income..................5

                 Consolidated Condensed Statement of Comprehensive Income ...6

                 Consolidated Condensed Statement of Stockholders' Equity....7

                 Consolidated Condensed Statement of Cash Flows..............8

                 Notes to Consolidated Condensed Financial Statements........9

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....14

Part II.  Other Information:

     Item 1.  Legal Proceedings.............................................14

     Item 2.  Changes In Securities.........................................14

     Item 3.  Defaults Upon Senior Securities...............................14

     Item 4.  Submission of Matters to a Vote of Security Holders...........14

     Item 5.  Other Information.............................................14

     Item 6.  Exhibits and Reports on Form 8-K..............................14

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

Item 1.              Financial Statements
-------              --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                       March 31,      December 31,
                                                                         2001            2000
                                                                    ------------------------------
Assets
      Cash and due from banks                                       $   1,653,602    $   1,871,880
      Short-term interest-bearing deposits                              4,569,721        3,014,502
                                                                    ------------------------------
           Cash and cash equivalents                                    6,223,323        4,886,382
      Investment securities
           Available for sale                                           9,178,381        9,198,559
           Held to maturity                                             1,342,512        1,348,778
                                                                    ------------------------------
                Total investment securities                            10,520,893       10,547,337
      Loans                                                           127,051,359      124,557,898
           Allowance for loan losses                                   (1,032,014)      (1,007,174)
                                                                    ------------------------------
                Net loans                                             126,019,345      123,550,724
      Premises and equipment                                            4,761,732        4,825,460
      Federal Home Loan Bank of Indianapolis stock, at cost               925,000          777,800
      Interest receivable                                               1,067,504        1,172,511
      Cash value of life insurance                                      2,374,302        2,353,161
      Other assets                                                        896,870        1,081,502
                                                                    ------------------------------

           Total assets                                             $ 152,788,969    $ 149,194,877
                                                                    ==============================

Liabilities
      Deposits
           Noninterest-bearing                                      $   9,875,057    $  13,214,606
           Interest-bearing                                           113,819,153      109,793,721
                                                                    ------------------------------
                Total deposits                                        123,694,210      123,008,327
      Federal Home Loan Bank of Indianapolis advances                  15,500,000       13,000,000
      Other borrowings                                                  2,578,766        2,586,424
      Interest payable                                                    529,293          472,442
      Other liabilities                                                   934,665          811,666
                                                                    ------------------------------
           Total liabilities                                          143,236,934      139,878,859
                                                                    ------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
      Preferred stock, no-par value
           Authorized and unissued - 1,000,000 shares
      Common stock, no-par value
           Authorized - 4,000,000 shares
           Issued and outstanding -1,040,926 and 1,039,926 shares       7,030,240        7,023,225
      Retained earnings and contributed capital                         2,489,501        2,352,588
      Accumulated other comprehensive gain (loss)                          32,294          (59,795)
                                                                    ------------------------------
           Total stockholders' equity                                   9,552,035        9,316,018
                                                                    ------------------------------

           Total liabilities and stockholders' equity               $ 152,788,969    $ 149,194,877
                                                                    ==============================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                      -------------------------
                                                          2001         2000
                                                      -------------------------
Interest Income
      Loans, including fees                           $ 2,757,035   $ 2,485,905
      Investment securities
           Taxable                                         24,448        83,447
           Tax exempt                                      97,592       125,311
      Interest-bearing time deposits                       21,742        72,838
      Dividends                                            19,713        17,059
                                                      -------------------------
           Total interest income                        2,920,530     2,784,560
                                                      -------------------------

Interest Expense
      Deposits                                          1,445,156     1,468,653
      FHLB advances                                       221,651        65,161
      Other borrowings                                     46,524        48,110
                                                      -------------------------
           Total interest expense                       1,713,331     1,581,924
                                                      -------------------------

Net Interest Income                                     1,207,199     1,202,636
      Provision for loan losses                            34,250        64,100
                                                      -------------------------
Net Interest Income After Provision for Loan Losses     1,172,949     1,138,536
                                                      -------------------------

Other Income
      Trust fees                                           18,640         9,360
      Gain on sale of loans                                 2,668             0
                                                      -------------------------
      Service charges on deposit accounts                 152,280       107,110
      Other operating income                               67,918        42,132
                                                      -------------------------
           Total other income                             241,506       158,602
                                                      -------------------------

Other Expenses
      Salaries and employee benefits                      578,221       552,851
      Premises and equipment                              173,156       163,460
      Advertising                                          28,722        41,983
      Data processing fees                                151,516       111,074
      Deposit insurance expense                            15,598         6,820
      Printing and office supplies                         34,793        73,807
      Legal and professional fees                          49,907        53,492
      Telephone expense                                    29,239        30,856
      Other operating expense                             134,861       178,085
                                                      -------------------------
           Total other expenses                         1,196,013     1,212,428
                                                      -------------------------

Income Before Income Tax                                  218,442        84,710
      Income tax (benefit) expense                         39,892       (18,459)
                                                      -------------------------

Net Income                                            $   178,550   $   103,169
                                                      =========================

Basic earnings per share                              $       .17   $       .10

Diluted earnings per share                                    .17           .10

Dividends per share                                           .04           .04

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ---------------------
                                                                                  2001        2000
                                                                               ---------------------
Net Income                                                                     $ 178,550   $ 103,169
Other comprehensive income, net of tax
     Unrealized gains (losses) on securities available for sale
         Unrealized holding gains (losses) arising during the period, net of      92,089     (23,757)
         tax benefit (expense) of $(60,401) and $15,583
                                                                               ---------------------
 Comprehensive income                                                          $ 270,639   $  79,412
                                                                               =====================

See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

                                                                            Retained
                                                   Common Stock             Earnings           Accumulated
                                           ------------------------------      and                Other
                                                 Shares                    Contributed        Comprehensive
                                              Outstanding     Amount         Capital           Gain (Loss)       Total
                                           -------------------------------------------------------------------------------
Balances, January 1, 2001                      1,039,926     $7,023,225      $2,352,588         $ (59,795)      $9,316,018

    Net income for the period                                                   178,550                            178,550
    Unrealized gains on securities                                                                 92,089           92,089
      Options exercised, net of cost               1,000          6,875                                              6,875
      Cash dividend ($.04 per share)                                            (41,637)                           (41,637)
    Tax benefits on options
       exercised                                                    140                                                140
                                           -------------------------------------------------------------------------------

Balances, March 31, 2001                       1,040,926     $7,030,240      $2,489,501          $ 32,294       $9,552,035
                                           ===============================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                 2001           2000
                                                                             --------------------------
Operating Activities
      Net income                                                             $   178,550    $   103,169
      Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                 34,250         64,100
        Depreciation and amortization                                             81,712         82,553
        Investment securities amortization (accretion)                            17,919        (19,313)
        Net change in:
                Cash value of life insurance                                     (21,141)       (17,649)
                Interest receivable                                              105,007         74,333
           Interest payable                                                       56,851         43,401
           Other assets                                                           46,762        (61,444)
           Other liabilities                                                     101,778        124,444
                                                                             --------------------------
                Net cash provided by operating activities                        601,688        393,591
                                                                             --------------------------

Investing Activities
      Purchases of securities held to maturity                                         0     (4,973,179)
      Proceeds from maturities of securities available for sale                  156,015      1,145,000
      Proceeds from paydowns and maturities of securities held to maturity         5,000      5,505,000
        Purchases of FHLB stock                                                 (147,200)             0
        Net change in loans                                                   (2,404,081)    (3,723,141)
      Purchases of property and equipment                                        (17,984)      (208,645)
                                                                             --------------------------
                Net cash used by investing activities                         (2,408,250)    (2,254,965)
                                                                             --------------------------

Financing Activities
      Net change in
        Noninterest-bearing, NOW and savings deposits                         (3,235,765)     2,750,937
        Certificates of Deposit                                                3,921,648      1,392,379
      Proceeds from borrowings                                                 3,500,000              0
      Repayment of borrowings                                                 (1,007,658)        (6,204)
      Dividends paid                                                             (41,597)       (40,788)
      Stock options exercised                                                      6,875              0
        Stock repurchases                                                              0        (89,755)
                                                                             --------------------------
                Net cash provided by financing activities                      3,143,503      4,006,569
                                                                             --------------------------

Net Change in Cash and Cash Equivalents                                        1,336,941      2,145,195

Cash and Cash Equivalents, Beginning of Period                                 4,886,382      4,603,201
                                                                             --------------------------

Cash and Cash Equivalents, End of Period                                     $ 6,223,323    $ 6,748,396
                                                                             ==========================

Supplemental cash flow disclosures
      Interest paid                                                          $ 1,656,480    $ 1,538,523
      Income tax paid                                                                  0              0
      Dividend payable                                                            41,637         40,366
        Loans to finance the sale of real estate owned                            98,790              0

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000, Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                        Three Months Ended                       Three Months Ended
                                                          March 31, 2001                            March 31, 2000
                                                          --------------                            --------------
                                                             Weighted                                  Weighted
                                                              Average       Per Share                   Average      Per Share
                                                Income        Shares         Amount       Income        Shares        Amount
                                                ------        ------         ------       ------        ------        ------
Basic earnings per share
       Income available to common
         shareholders                          $178,550      1,039,993       $  .17      $103,169      1,011,928      $  .10
                                                                           ========                                 ========

Effect of dilutive stock options                                   177                                     5,362
Effect of convertible  debt                      10,568         90,910
                                             -------------------------                 -------------------------
Diluted earnings per share
       Income available to    common
         shareholders and assumed
         conversions                           $189,118      1,131,080       $  .17      $103,169      1,017,290      $  .10
                                             =========================     ========    =========================    ========

Item 2.              Management's Discussion and Analysis of Financial
-------              Condition and Results of Operations
                     -------------------------------------------------

General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. In 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to the Bank properties originally owned by the Bank thereby allowing the Bank to redeploy its capital for other uses. The Bank makes monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt incurred by FCREMI to purchase these properties. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Financial Condition
-------------------

Total assets increased $3.6 million, or 2.4%, to $152.8 million at March 31, 2001, from $149.2 million at December 31, 2000. Net loans increased from $123.6 million on December 31, 2000 to $126.0 million on March 31, 2001. Deposits increased from $123.0 million on December 31, 2000 to $123.7 million on March 31, 2001. FHLB advances increased $2.5 million or 19.2% during the same time frame. Stockholders' equity was $9.6 million at March 31, 2001 as compared to $9.3 million at December 31, 2000.

The Bank has continued to see demand in both its commercial real estate and installment sections of the loan portfolio during the first quarter ended March 31, 2001. These net loan increases of $2.4 million were primarily funded by new advances from the Federal Home Loan Bank of Indianapolis. Management will seek out alternative funding sources, such as FHLB advances, from time to time when the terms of these funding sources outperform traditional deposit terms in the Bank's primary markets or for asset/liability matching purposes.

Results of Operations
---------------------

The Company had net income of $179,000 during the three months ended March 31, 2001 as compared to $103,000 for the three months ended March 31, 2000. This $76,000 increase in net income between the two periods represents a 73.8% increase. Net interest income was $1.2 million for both three month periods ended March 31, 2001 and March 31, 2000, respectively.

The Company felt the effects of three rate drops, during the first quarter 2001, equal to a 1.50% decline in the fed funds rate, as determined by the board of governors of the Federal Reserve Bank. The Bank's deposits were not able to reprice in proportion to the interest-earning assets, which repriced during this same time frame. As a result, net interest income was relatively unchanged when comparing the quarter ended March 31, 2001 to the quarter ended March 31, 2000. This occurrence held true, even though the Bank had more interest earning assets and fewer interest-bearing liabilities on the books during the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000.

Management continued to focus on increasing non-interest income and holding steady or reducing non-interest expenses during the quarter ended March 31, 2001. As a result of these efforts, non-interest income increased

$83,000 or 52.2% from $159,000 at March 31, 2000 to $242,000 at March 31, 2001.
Non-interest income increased primarily due to increased service charges on deposit accounts of $45,000, and other operating income increasing $26,000 between March 31, 2001 and March 31, 2000. The increases in service charges on deposit accounts can be attributed to more demand deposit accounts being serviced by the Bank coupled with fee change differences between periods. The increases in other operating income is primarily due to ATM surcharges and cash surrender value increases on company owned life insurance. The Bank began surcharging foreign card transactions at its ATM's during the second quarter of 2000.

Non-interest expenses also decreased $16,000 or 1.4% during the same comparable periods. Non-interest expense decreased as a result of a $43,000 decrease in other operating expense and a $39,000 decrease in printing and office supplies partially offset by increases of $40,000 and $25,000 in data processing fees and salaries, respectively. Management has made a commitment to continue to monitor all non-interest expenses to further reduce expenses when practicable.

Income taxes increased $58,000 for the three months ended March 31, 2001, when compared to the same period in 2000 primarily due to both the Company's increased pre-tax income and a decrease in the Company's tax exempt securities portfolio. The Company's effective tax rate was 18.3% during the quarter ended March 31, 2001 compared to having a tax benefit during the quarter ended March 31, 2000.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 2001, the Bank had $1.4 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1,032,014 or .82% of net loans receivable at March 31, 2001 compared to $1,007,174 or .82% of net loans receivable at December 31, 2000. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $568,000 at March 31, 2001 compared to $402,000 at December 31, 2000.

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

At March 31, 2001, the Bank's one-year cumulative interest-rate gap as a percent of total assets was a negative 15.8%. This negative interest-rate gap represents substantial risk for the Bank in an environment of rising interest rates. A negative interest-rate gap means the Bank's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .52% at March 31, 2001 and .46% at December 31, 2000.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at March 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible loan prepayments or enforcement of due-on-sale clauses.

                                                                      At March 31, 2001 Maturing or Repricing
                                                    -----------------------------------------------------------------------

                                                       One Year       1 - 3          3 - 5           Over 5
                                                       or Less        Years          Years           Years         Total
                                                    -----------------------------------------------------------------------
                                                                               (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                           $  12,106    $   9,441      $   4,290                    $  25,837
   Fixed rate mortgages                                    3,956        2,875          3,248         18,422        28,501
   Commercial loans                                       23,397        4,072          1,660          1,608        30,737
   Consumer loans                                         14,979       15,816          6,476          1,778        39,049
   Tax-exempt loans and leases                                            279            829          1,819         2,927
   Investments                                             1,319        3,627          3,099          2,423        10,468
   FHLB stock                                                925                                                      925
   Interest-bearing deposits                               4,569                                                    4,569
                                                    -----------------------------------------------------------------------
        Total interest-earning assets                     61,251       36,110         19,602         26,050       143,013
                                                    -----------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                                52,568       15,440          1,603          3,403        73,014
   Other deposits                                         25,297       10,120          4,143          1,245        40,805
   FHLB advances                                           7,500        8,000                                      15,500
                                                    -----------------------------------------------------------------------
        Total interest-bearing liabilities                85,365       33,560          5,746          4,648       129,319
                                                    -----------------------------------------------------------------------
Excess (deficiency) of interest-earning assets
over interest-bearing liabilities                        (24,114)       2,550         13,856         21,402        13,694
Cumulative excess (deficiency) of
interest-earning assets over interest-bearing
liabilities                                              (24,114)     (21,564)        (7,708)        13,694
Cumulative ratio at March 31, 2001 as a percent
of total assets                                           (15.78)%

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

Cash and interest-bearing deposits, when combined with investments, have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately twenty percent (20%) to twenty-five percent (25%) of total assets in cash, interest-bearing deposits and investments in order to satisfy the Company's need for liquidity and other short-term obligations. Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $15.5 million at March 31, 2001 and $13.0 million at December 31, 2000, respectively.

At March 31, 2001, the Bank had a tier 1 leverage ratio of approximately 6.9% and a total risk-based capital ratio of approximately 9.5%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risk
-------              ----------------------------------------------------------

The Company qualifies as a small business issuer and is not required by Section
229.305 of Regulation S-K to provide the information specified by this Item.

                           Part II - Other Information

Item 1.              Legal Proceedings.
-------              ------------------
                     None.

Item 2.              Changes in Securities.
-------              ----------------------
                     None.

Item 3.              Defaults upon Senior Securities.
-------              --------------------------------
                     Not applicable.

Item 4.              Submission of Matters to a Vote by Security Holders.
-------              ----------------------------------------------------
                     None.

Item 5.              Other Information.
-------              ------------------
                     None.

Item 6.              Exhibits and Reports on Form 8-K.
-------              --------------------------------
                     (a) No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST COMMUNITY BANCSHARES, INC.

     Date: May 11, 2001               By: /s/ Albert R. Jackson III
           ------------                   -----------------------------
                                          Albert R. Jackson III
                                          Chief Executive Officer and Director

     Date: May 11, 2001                   /s/ Randy J. Sizemore
           ------------                   -----------------------------
                                          Randy J. Sizemore,
                                          Vice President of Finance