Form 10-Q
period 2001-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 2001-08-13
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Indiana 35-1833586 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

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

                                   Yes  X       No
                                       ---         ---


Outstanding Shares of Common Stock on August 1, 2001          1,041,926

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

  Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........15

Part II.  Other Information:

  Item 1.  Legal Proceedings..................................................16

  Item 2.  Changes In Securities..............................................16

  Item 3.  Defaults Upon Senior Securities....................................16

  Item 4.   Submission of Matters to a Vote of Security Holders...............16

  Item 5.  Other Information..................................................16

  Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures....................................................................17

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

Item 1.     Financial Statements
-------     --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                               June 30,                  December 31,
                                                                                 2001                        2000
                                                                      --------------------------------------------------------
Assets
      Cash and due from banks                                             $      1,651,874            $      1,871,880
      Short-term interest-bearing deposits                                       8,527,041                   3,014,502
                                                                      --------------------------------------------------------
            Cash and cash equivalents                                           10,178,915                   4,886,382
      Investment securities
            Available for sale                                                   8,014,654                   9,198,559
            Held to maturity                                                             0                   1,348,778
                                                                      --------------------------------------------------------
                  Total investment securities                                    8,014,654                  10,547,337
      Loans                                                                    127,770,096                 124,557,898
            Allowance for loan losses                                           (1,002,733)                 (1,007,174)
                                                                      --------------------------------------------------------
                  Net loans                                                    126,767,363                 123,550,724
      Premises and equipment                                                     4,707,908                   4,825,460
      Federal Home Loan Bank of Indianapolis stock, at cost                        925,000                     777,800
      Interest receivable                                                        1,001,438                   1,172,511
      Cash value of life insurance                                               2,395,870                   2,353,161
      Other assets                                                                 874,659                   1,081,502
                                                                      --------------------------------------------------------

            Total assets                                                    $  154,865,807              $  149,194,877
                                                                      ========================================================

Liabilities
      Deposits
            Noninterest-bearing                                           $     15,462,248            $     13,214,606
            Interest-bearing                                                   110,368,441                 109,793,721
                                                                      --------------------------------------------------------
                  Total deposits                                               125,830,689                 123,008,327
      Federal Home Loan Bank of Indianapolis advances                           15,500,000                  13,000,000
      Other borrowings                                                           2,571,362                   2,586,424
      Interest payable                                                             374,047                     472,442
      Other liabilities                                                            857,331                     811,666
                                                                      --------------------------------------------------------
            Total liabilities                                                  145,133,429                 139,878,859
                                                                      --------------------------------------------------------

Commitments and Contingent Liabilities


Stockholders' Equity
      Preferred stock, no-par value
            Authorized and unissued - 1,000,000 shares
      Common stock, no-par value
            Authorized - 4,000,000 shares
            Issued and outstanding - 1,041,926 and 1,039,926 shares              7,036,030                   7,023,225
      Retained earnings and contributed capital                                  2,660,615                   2,352,588
      Accumulated other comprehensive income (loss)                                 35,733                     (59,795)
                                                                      --------------------------------------------------------
            Total stockholders' equity                                           9,732,378                   9,316,018
                                                                      --------------------------------------------------------

            Total liabilities and stockholders' equity                      $  154,865,807              $  149,194,877
                                                                      ========================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                       ---------------------------------------------------------------------------
                                                           2001                 2000              2001                 2000
                                                       ---------------------------------------------------------------------------
Interest Income
      Loans, including fees                              $  2,781,903         $  2,527,357      $  5,538,938         $  5,013,262
      Investment securities
            Taxable                                            13,314               54,195            37,762              137,642
            Tax exempt                                         90,518              124,107           188,110              249,418
      Interest-bearing time deposits                           44,503               71,030            66,245              143,868
      Dividends                                                17,920               15,342            37,633               32,401
                                                       ---------------------------------------------------------------------------
            Total interest income                           2,948,158            2,792,031         5,868,688            5,576,591
                                                       ---------------------------------------------------------------------------

Interest Expense
      Deposits                                              1,352,425            1,466,788         2,797,581            2,935,441
      FHLB advances                                           223,171               61,681           444,822              126,842
      Other borrowings                                         46,672               47,211            93,196               95,321
                                                       ---------------------------------------------------------------------------
            Total interest expense                          1,622,268            1,575,680         3,335,599            3,157,604
                                                       ---------------------------------------------------------------------------

Net Interest Income                                         1,325,890            1,216,351         2,533,089            2,418,987
      Provision for loan losses                                69,250               55,000           103,500              119,100
                                                       ---------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses         1,256,640            1,161,351         2,429,589            2,299,887
                                                       ---------------------------------------------------------------------------

Other Income
      Trust fees                                                3,510                8,629            22,150               17,989
      Service charges on deposit accounts                     188,008              122,500           340,288              229,610
        Gain on sale of loans                                   1,980                    0             4,648                    0
        Gain (loss) on sale of securities                      12,522               (1,849)           12,522               (1,849)
      Other operating income                                   75,242               58,879           143,160              101,011
                                                       ---------------------------------------------------------------------------
            Total other income                                281,262              188,159           522,768              346,761
                                                       ---------------------------------------------------------------------------

Other Expenses
      Salaries and employee benefits                          589,166              556,008         1,167,387            1,108,859
      Premises and equipment                                  177,412              158,479           350,568              321,939
      Advertising                                              34,353               40,836            63,075               82,819
      Data processing fees                                    160,568              120,445           312,084              231,519
      Deposit insurance expense                                14,736                6,558            30,334               13,378
      Printing and office supplies                             43,402               65,832            78,195              139,639
      Legal and professional fees                              60,248               45,276           110,155               98,768
      Telephone expense                                        30,389               27,319            59,628               58,175
      Other operating expense                                 150,907               47,380           285,768              225,465
                                                       ---------------------------------------------------------------------------
            Total other expenses                            1,261,181            1,068,133         2,457,194            2,280,561
                                                       ---------------------------------------------------------------------------

Income Before Income Tax                                      276,721              281,377           495,163              366,087
      Income tax expense                                       63,930               55,047           103,822               36,588
                                                       ---------------------------------------------------------------------------

Net Income                                               $    212,791         $    226,330       $   391,341        $     329,499
                                                       ===========================================================================

Basic earnings per share                                 $        .20         $        .22       $       .38        $         .33
Diluted earnings per share                               $        .20         $        .21       $       .36        $         .32

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                        ------------------------------------------------------------
                                                                             2001           2000            2001           2000
                                                                        ------------------------------------------------------------
   Net income                                                             $  212,791     $  226,330     $  391,341     $  329,499
   Other comprehensive income, net of tax
         Unrealized gains (losses) on securities available for sale
               Unrealized holding gains (losses) arising during The
               period, net of tax benefit (expense) of ($7,214),
               ($14,082), ($67,591) and $1,501                                11,002         21,469        103,091         (2,288)

               Less:  Reclassification adjustment for gains
               (losses) included in net income, net of tax
               benefit (expense) of ($4,959), $732, $(4,959) and $732          7,563         (1,117)         7,563         (1,117)
                                                                        ------------------------------------------------------------
                                                                               3,439         22,586         95,528         (1,171)
                                                                        ------------------------------------------------------------
    Comprehensive income                                                  $  216,230     $  248,916     $  486,869     $  328,328
                                                                        ============================================================

See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                                Retained
                                                       Common Stock             Earnings           Accumulated
                                            ---------------------------------     And                Other
                                                Shares                        Contributed        Comprehensive
                                             Outstanding        Amount          Capital          Income (loss)        Total
                                            -------------------------------------------------------------------------------------
Balances, January 1, 2001                     1,039,926          $7,023,225     $2,352,588          $ (59,795)       $9,316,018

     Net income for the period                                                     391,341                              391,341
     Unrealized gains on securities                                                                    95,528            95,528
     Cash dividend ($.04 per share)                                                (83,314)                             (83,314)
     Options exercised, net of cost               2,000              12,625                                              12,625
     Tax benefits on options exercised                                  180                                                 180
                                            -------------------------------------------------------------------------------------

Balances, June 30, 2001                       1,041,926          $7,036,030     $2,660,615          $  35,733        $9,732,378
                                            =====================================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                          --------------------------------------
                                                                                                  2001              2000
                                                                                          --------------------------------------
Operating Activities
      Net income                                                                              $     391,341     $     329,499
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                  103,500           119,100
         Depreciation and amortization                                                              184,655           175,813
         Investment securities amortization (accretion)                                              35,509           (21,459)
           (Gain) Loss on sale of securities                                                        (12,522)            1,849
         Net change in:
                Cash value of life insurance                                                        (42,709)          (36,561)
            Interest receivable                                                                     171,073            38,703
            Interest payable                                                                        (98,395)           76,283
            Other assets                                                                             69,013            (9,993)
            Other liabilities                                                                        22,147            87,477
                                                                                          --------------------------------------
                  Net cash provided by operating activities                                         823,612           760,711
                                                                                          --------------------------------------

Investing Activities
      Proceeds from paydowns,  maturities, and sales of securities available for sale             2,517,113         2,634,286
      Purchases of securities held to maturity                                                            0        (4,973,179)
      Proceeds from paydowns,  maturities, and sales of securities held to maturity                 150,769        10,522,000
        Purchases of FHLB stock                                                                    (147,200)                0
      Net change in loans                                                                        (3,221,349)       (6,803,200)
      Purchases of property and equipment                                                           (67,103)         (311,428)
                                                                                          --------------------------------------
                  Net cash provided (used) by investing activities                                 (767,770)        1,068,479
                                                                                          --------------------------------------

Financing Activities
      Net change in
         Noninterest-bearing, NOW and savings deposits                                            9,273,607         1,796,504
         Certificates of Deposit                                                                 (6,451,245)       (5,064,752)
      Proceeds from borrowings                                                                    3,500,000         6,000,000
      Repayment of borrowings                                                                    (1,015,062)       (5,460,457)
      Purchase of stock                                                                                   0           (89,755)
      Cash dividends                                                                                (83,234)          (81,154)
      Rights and options exercised, net of costs                                                     12,625           170,854
                                                                                          --------------------------------------
                  Net cash provided (used) by financing activities                                5,236,691        (2,728,760)
                                                                                          --------------------------------------

Net Change in Cash and Cash Equivalents                                                           5,292,533          (899,570)

Cash and Cash Equivalents, Beginning of Period                                                    4,886,382         4,603,201
                                                                                          --------------------------------------

Cash and Cash Equivalents, End of Period                                                      $  10,178,915     $   3,703,631
                                                                                          ======================================

Supplemental cash flow disclosures
      Interest paid                                                                           $   3,433,994     $   3,081,321
       Held to maturity securities transferred to available for sale securities                   1,196,445                 0
      Income tax paid                                                                                     0            20,000
       Loans to finance the sale of real estate owned                                                98,790                 0
      Dividend payable                                                                               41,677            41,598

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

The interim consolidated financial statements at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                             Three Months Ended                   Three Months Ended
                                                                June 30, 2001                        June 30, 2000
                                                                -------------                        -------------

                                                                  Weighted                             Weighted
                                                                   Average     Per Share                Average     Per Share
                                                      Income       Shares       Amount       Income     Shares       Amount
                                                      ------       ------       ------       ------     ------       ------
Basic earnings per share
        Income available to common stockholders      $ 212,791    1,041,223      $ .20     $ 226,330   1,014,372      $ .22
                                                                               ========                             ========

Effect of dilutive stock options                                         78                                2,482
Effect of convertible debt                              10,568       90,910                   10,568      90,910
                                                    -----------------------                ---------------------
Diluted earnings per share
        Income available to common stockholders
          and assumed conversions                    $ 223,358    1,132,211      $ .20     $ 236,898   1,107,764      $ .21
                                                    ===================================    =================================

                                                              Six Months Ended                     Six Months Ended
                                                                June 30, 2001                        June 30, 2000
                                                                -------------                        -------------

                                                                  Weighted                             Weighted
                                                                   Average     Per Share                Average     Per Share
                                                      Income       Shares       Amount       Income     Shares       Amount
                                                      ------       ------       ------       ------     ------       ------
Basic earnings per share
        Income available to common stockholders      $ 391,341    1,040,611      $ .38     $ 329,499   1,013,150      $ .33
                                                                               ========                             ========

Effect of dilutive stock options                                        128                                3,922
Effect of convertible debt                              21,136       90,910                   10,568      45,455
                                                    -----------------------                ---------------------
Diluted earnings per share
        Income available to  common stockholders
          and assumed conversions                    $ 412,477    1,131,649      $ .36      $ 340,067  1,062,527      $ .32
                                                    ===================================    =================================


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

Financial Condition
-------------------

Total assets increased $5.7 million, or 3.8%, to $154.9 million at June 30, 2001, from $149.2 million at December 31, 2000. Net loans increased from $123.6 million on December 31, 2000 to $126.8 million on June 30, 2001. Deposits increased from $123.0 million on December 31, 2000 to $125.8 million on June 30, 2001, an increase of 2.3%. FHLB advances increased $2.5 million or 19.2% during the same time frame. Stockholder's equity was $9.7 million at June 30, 2001 as compared to $9.3 million at December 31, 2000.

The Bank has continued to see demand in both its commercial real estate and installment sections of the loan portfolio during the six months ended June 30, 2001. These net loan increases of $3.2 million were primarily funded by new advances from the Federal Home Loan Bank of Indianapolis. Management will seek out alternative funding sources, such as FHLB advances, from time to time when the terms of these funding sources outperform traditional deposit terms in the Bank's primary markets or for asset-liability matching purposes.

Results of Operations Comparison of Three Months Ended June 30, 2001 and June 30, 2000
------------------------------------------------------------------------

The Company had net income of $213,000 for the three months ended June 30, 2001 compared to $226,000 for the three months ended June 30, 2000, a decrease of $13,000. Net interest income increased to $1.3 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000, an increase of $110,000 or 9.0%.

The Company made a $69,000 provision for loan losses for the three months ended June 30, 2001 compared to a $55,000 provision in the same period last year. Loan loss reserve calculations are reviewed monthly by both the Bank's senior lending officer and the board of directors. The calculations consider all loans in the portfolio, with special consideration given to classified loans and non-performing loans. The Company believes the current loan loss reserve levels are adequate at this time.

The Company felt the effects of three rate drops during the three months ended June 30, 2001, equal to a 1.25% decline in the fed funds rate, as determined by the board of governors of the Federal Reserve Bank. These decreases in the fed funds rate came after three similar rate drops, equal to 1.50%, during the first quarter of 2001. During the second quarter ended June 30, 2001, the Bank had a significant portion of the deposit portfolio that was maturing or variable rate in nature and as such, able to be priced at the current lower interest rate levels. This was the primary reason the Company's net interest income was up $110,000 between the current and year ago period.

Management continued to focus on increasing non-interest income during the quarter ended June 30, 2001. As a result of these efforts, non-interest income increased $93,000 or 49.5% from $188,000 for the three months ended June 30, 2000 to $281,000 for the three months ended June 30, 2001. Non-interest income increased primarily due to increased service charges on deposit accounts of $66,000, but also saw increases in other operating income of $16,000 and gains recognized on securities sales of $13,000. The increases in service charges on deposit accounts can be attributed to more demand deposit accounts being serviced by the Bank coupled with fee change differences between periods. The increases in other operating income is primarily due to ATM surcharges and cash surrender value increases on Company owned life insurance. The Bank began surcharging foreign card transactions at its' ATM's during the second quarter of 2000.

Non-interest expenses increased $193,000 during the quarter ended June 30, 2001, when compared to the quarter ended June 30, 2000. The primary increase of $104,000 between periods was in other operating expenses, which had adjustments of approximately $67,000 during the quarter ended June 30, 2000. Without the adjustments, this increase would have only been $37,000, which can mainly be attributed to higher costs in relation to maintaining repossessed assets. Data processing fees increased to $161,000 for the three months ended June 30, 2001 from $120,000 for the three months ended June 30, 2000. These increases are primarily related to servicing more demand deposit, savings accounts, and loan accounts as well as the Bank's switch to front-end imaging of daily items made during the quarter ended June 30, 2000. Advertising and printing and office supplies had decreases of $6,000 and $22,000 respectively between the two periods. Management has made a commitment to continue to monitor all non-interest expenses to further reduce expenses when practicable.

Income taxes increased $9,000 for the three months ended June 30, 2001, when compared to the same period in 2000 primarily due to a decrease in the Company's tax exempt securities portfolio. The Company's effective tax rate was 23.1% during the quarter ended June 30, 2001 compared to an effective tax rate of 19.6% during the quarter ended June 30, 2000.

Results of Operations Comparison of Six Months Ended June 30, 2001 and June 30, 2000
----------------------------------------------------------------------

The Company reported net income of $391,000 for the six months ended June 30, 2001, an increase of $62,000 or 18.9% over the $329,000 reported for the six months ended June 30, 2000. Net interest income increased to

$2.5 million for the six months ended June 30, 2001, compared to $2.4 million for the six months ended June 30, 2000. This represents a 4.7% increase between the two periods.

The Company made a $104,000 provision for loan losses for the six months ended June 30, 2001 compared to a $119,000 provision for the six months ended June 30, 2000. As previously discussed, loan loss reserves are reviewed monthly by both the Bank's senior lending officer and the board of directors.

Non-interest income increased by $176,000 or 50.7% for the six months ended June 30, 2001, compared to the year earlier period. Increases in number of demand deposit and savings accounts being serviced along with operational procedural changes have led to this improvement. The Company was servicing more demand deposits during the six months ended June 30, 2001 compared to the year ago period, which coupled with fee changes have increased service charges collected on deposit accounts by $111,000. The Company implemented ATM surcharging during the second quarter of 2000 at most of it's terminals and added terminals at two on-site locations in August 2000 and January 2001 respectively. These changes have led to increases in other operating income of $28,000 between periods. The increases in surcharge fees were partially offset by smaller interchange fees being collected, due to less transaction volume at the terminals. The Company also recognized gains on the sale of securities of $13,000 during the six months ended June 30, 2001, compared to a loss on the sale of securities of $2,000 during the six months ended June 30, 2000.

Non-interest expenses were $2.5 million for the six months ended June 30, 2001, compared to $2.3 million during the six months ended June 30, 2000. The company has seen increases in salaries, premises, deposit insurance, legal, and other expenses while experiencing decreases in advertising and printing expenses during the comparable periods. The primary increase has been in data processing fees of $81,000 between the current six months ended June 30, 2001 and prior six months ended June 30, 2000. This increase can be attributed to servicing more demand, savings, and loan accounts as well as the Company's switch to front end imaging of daily items during the quarter ended June 30, 2000 as discussed above. The primary decrease in non-interest expense is in printing and office supplies. This area saw a decrease of $62,000 from $140,000 during the six months ended June 30, 2001, compared to $78,000 during the six months ended June 30, 2000. This is a result of management continuing to monitor all expense areas' and implementing systems or procedural changes when deemed beneficial to the Company.

Income taxes increased $67,000 for the six months ended June 30, 2001, when compared to the same period in 2000 due to both a decrease in the Company's tax exempt securities portfolio along with higher pre-tax income. The Company's effective tax rate was 21.0% during the six months ended June 30, 2001, compared to an effective tax rate of 10.0% during the six months ended June 30, 2000.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 2001, the Bank had $2.7 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1,003,000 or .79% of net loans receivable at June 30, 2001 compared to $1,007,000 or .82% of net loans receivable at December 31, 2000. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $525,000 at June 30, 2001 compared to $402,000 at December 31, 2000.

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

At June 30, 2001, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 9.4%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was .76% at June 30, 2001 and .46% at December 31, 2000.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                            At June 30, 2001 Maturing or Repricing
                                                            --------------------------------------------------------------------
                                                              One Year         1 - 3         3 - 5        Over 5
                                                              or Less          Years         Years        Years         Total
                                                            --------------------------------------------------------------------
                                                                                        (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                                  $ 14,546       $  9,817      $  3,921      $    156     $ 28,440
   Fixed rate mortgages                                          4,814          1,373         4,686        18,133       29,006
   Commercial loans                                             21,192          4,317         1,860         1,158       28,527
   Consumer loans                                               15,256         15,755         6,412         1,820       39,243
   Tax-exempt loans and leases                                      29            250           505         1,770        2,554
   Investments                                                     800          2,817         2,372         2,026        8,015
   FHLB stock                                                      925                                                     925
   Interest-bearing deposits                                     8,527                                                   8,527
                                                              --------       --------      --------      --------     --------
         Total interest-earning assets                          66,089         34,329        19,756        25,063      145,237
                                                              --------       --------      --------      --------     --------
Interest-bearing liabilities:
   Fixed maturity deposits                                      44,494         12,980         2,517         2,528       62,519
   Other deposits                                               28,695         12,543         5,104         1,507       47,849
   FHLB advances                                                 7,500          8,000                                   15,500

                                                              --------       --------      --------      --------     --------
         Total interest-bearing liabilities                     80,689         33,523         7,621         4,035      125,868
                                                              --------       --------      --------      --------     --------
Excess (deficiency) of interest-earning assets over            (14,600)           806        12,135        21,028       19,369
interest-bearing liabilities
Cumulative excess (deficiency) of interest-earning assets
over interest-bearing liabilities                              (14,600)       (13,794)       (1,659)       19,369
Cumulative ratio at June 30, 2001 as a percent of total assets   (9.43)%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $15.5 million at June 30, 2001 and $13.0 million at December 31, 2000.

At June 30, 2001, the Bank had a tier 1 leverage ratio of approximately 6.8% and a total risk-based capital ratio of approximately 9.6%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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

                           Part II - Other Information

Item 1.                 Legal Proceedings.
-------                 ------------------
                        None.

Item 2.                 Changes in Securities.
-------                 ----------------------
                        On May 30, 2001 the Company issued options for the purchase of 1,000 shares of common stock to each of four outside directors with an exercise price of $5.75 per share in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                        On June 4, 2001 the Company issued 1,000 shares of common stock to an outside director upon exercise of outstanding options in reliance upon the exemption provided by Section 4(2) of the Act.

Item 3.                 Defaults upon Senior Securities.
-------                 --------------------------------
                        Not applicable.

Item 4.                 Submission of Matters to a Vote by Security Holders.
-------                 ----------------------------------------------------
                        On May 30, 2001, the Company held its annual meeting of shareholders. A total of 922,706 shares were represented in person or by proxy at the meeting. Albert R. Jackson, Jr. was elected to the Board of Directors for a three-year term expiring in 2004. 920,441 shares were voted in favor of the election of Mr. Jackson, 0 shares were voted against and there were 2,265 abstentions or broker non-votes. Eugene W. Morris retired from the Board of Directors of the Company effective at the annual meeting and the Company reduced the size of the Board of Directors to five (5) members. In recognition of Mr. Morris' years of contribution to the Company and to the Bank, he was named as Director Emeritus of the Bank. Continuing Directors include Frank D. Neese and Roy Martin Umbarger, whose terms expire in 2002 and Merrill M. Wesemann, M.D. and Albert R. Jackson, III whose terms expire in 2003.

Item 5.                 Other Information.
-------                 ------------------
                        None.

Item 6.                 Exhibits and Reports on Form 8-K.
-------                 --------------------------------
                        (a) No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST COMMUNITY BANCSHARES, INC.

     Date:  August   , 2001            By: /s/ Albert R. Jackson III
            ---------------                -------------------------------
                                           Albert R. Jackson III
                                           Chief Executive Officer and Director

     Date:  August   , 2001            By: /s/ Randy J. Sizemore
            ---------------                -------------------------------
                                           Randy J. Sizemore
                                           Vice President of Finance