Form 10-Q
period 2001-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 2001-11-14
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
September 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    -----------
Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                                        35-1833586
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

                                       Yes  X     No
                                           ---       ---

Outstanding Shares of Common Stock on November 1, 2001          1,042,926

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

Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheet.........................4

                  Consolidated Condensed Statement of Income...................5

                  Consolidated Condensed Statement of Comprehensive Income ....6

                  Consolidated Condensed Statement of Stockholders' Equity.....7

                  Consolidated Condensed Statement of Cash Flows...............8

                  Notes to Consolidated Condensed Financial Statements.........9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......16

Part II.  Other Information:

    Item 1.  Legal Proceedings................................................17

    Item 2.  Changes In Securities............................................17

    Item 3.  Defaults Upon Senior Securities..................................17

    Item 4.  Submission of Matters to a Vote by Security Holders..............17

    Item 5.  Other Information................................................17

    Item 6.  Exhibits and Reports on Form 8-K.................................17

Signatures....................................................................18

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

Item 1.           Financial Statements
-------           --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                     September 30,     December 31,
                                                                         2001             2000
                                                                    -------------------------------
Assets
     Cash and due from banks                                        $   2,407,293     $   1,871,880
     Short-term interest-bearing deposits                               2,428,634         3,014,502
                                                                    -------------------------------
         Cash and cash equivalents                                      4,835,927         4,886,382
     Investment securities
         Available for sale                                             4,180,493         9,198,559
         Held to maturity                                                       0         1,348,778
                                                                    -------------------------------
              Total investment securities                               4,180,493        10,547,337
     Loans held for sale                                                1,549,362                 0
     Loans                                                            128,034,956       124,557,898
         Allowance for loan losses                                     (1,083,614)       (1,007,174)
                                                                    -------------------------------
              Net loans                                               126,951,342       123,550,724
     Premises and equipment                                             4,622,972         4,825,460
     Federal Home Loan Bank of Indianapolis stock, at cost              1,025,000           777,800
     Interest receivable                                                  954,501         1,172,511
     Cash value of life insurance                                       2,410,941         2,353,161
     Other assets                                                       1,188,814         1,081,502
                                                                    -------------------------------

         Total assets                                               $ 147,719,352     $ 149,194,877
                                                                    ===============================

Liabilities
     Deposits
         Noninterest-bearing                                        $  10,260,375     $  13,214,606
         Interest-bearing                                             108,033,708       109,793,721
                                                                    -------------------------------
              Total deposits                                          118,294,083       123,008,327
     Federal Home Loan Bank of Indianapolis advances                   15,500,000        13,000,000
     Other borrowings                                                   2,563,902         2,586,424
     Interest payable                                                     333,802           472,442
     Other liabilities                                                  1,064,593           811,666
                                                                    -------------------------------
         Total liabilities                                            137,756,380       139,878,859
                                                                    -------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,042,926 and 1,039,926 shares        7,043,990         7,023,225
     Retained earnings and contributed capital                          2,891,773         2,352,588
     Accumulated other comprehensive gain (loss)                           27,209           (59,795)
                                                                    -------------------------------
         Total stockholders' equity                                     9,962,972         9,316,018
                                                                    -------------------------------

         Total liabilities and stockholders' equity                 $ 147,719,352     $ 149,194,877
                                                                    ===============================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                ------------------------------------------------------------
                                                                    2001            2000           2001           2000
                                                                ------------------------------------------------------------
Interest Income
     Loans, including fees                                      $  2,781,189   $  2,685,337    $  8,320,127   $  7,698,599
     Investment securities
         Taxable                                                       9,784         25,460          47,546        163,102
         Tax exempt                                                   55,171        115,065         243,281        364,483
     Interest-bearing time deposits                                   17,952          9,606          84,197        153,474
     Dividends                                                        18,263         16,664          55,896         49,065
                                                                ------------------------------------------------------------
         Total interest income                                     2,882,359      2,852,132       8,751,047      8,428,723
                                                                ------------------------------------------------------------

Interest Expense
     Deposits                                                      1,125,798      1,503,495       3,923,379      4,438,936
     FHLB advances                                                   230,656         62,064         675,478        188,906
     Other borrowings                                                 46,857         47,409         140,053        142,730
                                                                ------------------------------------------------------------
         Total interest expense                                    1,403,311      1,612,968       4,738,910      4,770,572
                                                                ------------------------------------------------------------

Net Interest Income                                                1,479,048      1,239,164       4,012,137      3,658,151
     Provision for loan losses                                       118,750         40,000         222,250        159,100
                                                                ------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                1,360,298      1,199,164       3,789,887      3,499,051
                                                                ------------------------------------------------------------

Other Income
     Trust fees                                                        8,456          2,240          30,606         20,229
     Service charges on deposit accounts                             173,926        126,078         514,214        355,688
     Gain on sale of loans                                             7,321              0          11,969              0
     Gain (loss) on sale of securities                                33,018         (4,666)         45,540         (6,515)
     Other operating income                                           72,975         83,161         216,135        184,172
                                                                ------------------------------------------------------------
         Total other income                                          295,696        206,813         818,464        553,574
                                                                ------------------------------------------------------------

Other Expenses
     Salaries and employee benefits                                  600,737        567,478       1,768,124      1,676,337
     Premises and equipment                                          174,491        197,913         525,059        519,852
     Advertising                                                      33,878         37,762          96,953        120,581
     Data processing fees                                            167,855        140,954         479,939        372,473
     Deposit insurance expense                                        14,821         16,464          45,155         29,842
     Printing and office supplies                                     42,970         53,238         121,165        192,877
     Legal and professional fees                                      39,227         41,529         149,382        140,297
     Telephone expense                                                29,094         29,415          88,722         87,590
     Other operating expense                                         148,880        154,462         434,648        379,927
                                                                ------------------------------------------------------------
         Total other expenses                                      1,251,953      1,239,215       3,709,147      3,519,776
                                                                ------------------------------------------------------------

Income Before Income Tax                                             404,041        166,762         899,204        532,849
     Income tax expense                                              131,168          9,714         234,990         46,302
                                                                ------------------------------------------------------------

Net Income                                                       $   272,873    $   157,048     $   664,214    $   486,547
                                                                ============================================================

Basic earnings per share                                         $       .26    $       .15     $       .64    $       .48

Diluted earnings per share                                               .25            .15             .61            .47

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)


                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                        ------------------------------------------------------------------
                                                             2001             2000             2001             2000
                                                        ------------------------------------------------------------------
  Net Income                                             $  272,873       $  157,048      $  664,214       $   486,547
  Other comprehensive income, net of tax

      Unrealized gains (losses) on securities
      available

         Unrealized holding gains arising during the
         period, net of  tax expense of $7,487,
         $51,842, $75,108 and $50,342                        11,419           79,039         114,510            76,572

         Less: Reclassification adjustment for gains
         (losses) included in net income, net of tax
         benefit (expense) of $(13,075), $1,848,
         $(18,040), and $2,581                               19,943           (2,818)         27,506            (3,934)
                                                        ------------------------------------------------------------------

                                                             (8,524)          81,857          87,004            80,686
                                                        ------------------------------------------------------------------
   Comprehensive income                                  $  264,349       $  238,905      $  751,218        $  567,233
                                                        ==================================================================


See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                                           Retained
                                               Common Stock                Earnings            Accumulated
                                      -------------------------------         and                 Other
                                          Shares                          Contributed         Comprehensive
                                        Outstanding       Amount            Capital            Gain (loss)          Total
                                      ----------------------------------------------------------------------------------------
Balances, January 1, 2001               1,039,926        $7,023,225        $2,352,588          $ (59,795)         $9,316,018

    Net income for the period                                                 664,214                                664,214
    Unrealized gains on securities                                                                87,004              87,004
    Cash dividend ($.12 per share)                                           (125,029)                              (125,029)
    Options exercised, net of cost          3,000            20,625                                                   20,625
    Tax benefits on options                                     140                                                      140
                                      ----------------------------------------------------------------------------------------

Balances, September 30, 2001            1,042,926        $7,043,990        $2,891,773           $ 27,209          $9,962,972
                                      ========================================================================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                -----------------------------------
                                                                                     2001              2000
                                                                                -----------------------------------
Operating Activities
     Net income                                                                 $      664,214    $      486,547
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                      222,250           159,100
       Depreciation and amortization                                                  278,264           286,704
       Investment securities (accretion) amortization                                  43,494            (4,868)
            Origination of loans for sale                                          (1,669,438)                0
            Proceeds from the sale of loans                                           132,045                 0
       Gain on sale of loans                                                          (11,969)                0
            (Gain) loss on sale of securities available for sale                      (45,540)            6,515
       Net change in:
         Cash value of life insurance                                                 (57,780)          (56,985)
         Interest receivable                                                          218,010            80,296
         Interest payable                                                            (138,640)           79,819
         Other assets                                                                  59,909           (89,413)
         Other liabilities                                                            234,959           166,562
                                                                                -----------------------------------
              Net cash provided (used) by operating activities                        (70,222)        1,114,277
                                                                                -----------------------------------

Investing Activities
     Purchases of securities held to maturity                                               0        (4,973,179)
     Purchase of FHLB stock                                                          (247,200)                0
     Proceeds from paydowns, maturities, and sales of securities available for sale 6,362,193         4,256,137
     Proceeds from paydowns, maturities, and sales of securities held to maturity     150,769        10,522,000
     Net change in loans                                                           (3,829,169)      (10,186,455)
     Purchases of property and equipment                                              (75,776)         (395,637)
                                                                                -----------------------------------
              Net cash provided (used) by investing activities                      2,360,817          (777,134)
                                                                                -----------------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                                2,766,830          (959,625)
       Certificates of Deposit                                                     (7,481,074)          776,686
     Proceeds from borrowings                                                       8,000,000        13,000,000
     Repayment of borrowings                                                       (5,522,522)      (14,117,360)
     Purchase of stock                                                                      0           (89,953)
     Cash dividends                                                                  (124,909)         (122,752)
     Rights and options exercised, net of costs                                        20,625           170,854
                                                                                -----------------------------------
              Net cash used by financing activities                                (2,341,050)       (1,342,150)
                                                                                -----------------------------------

Net Change in Cash and Cash Equivalents                                               (50,455)       (1,005,007)

Cash and Cash Equivalents, Beginning of Period                                      4,886,382         4,603,201
                                                                                -----------------------------------

Cash and Cash Equivalents, End of Period                                          $ 4,835,927       $ 3,598,194
                                                                                ===================================

Supplemental cash flow disclosures
     Interest paid                                                              $   4,877,550     $   4,690,753
     Held to maturity securities transferred to available for sale securities       1,196,445                 0
     Loans transferred to real estate owned                                           305,091                 0
     Loans to finance the sale of real estate owned                                    98,790                 0
     Income tax paid                                                                        0            99,733
     Dividend payable                                                                  41,717            41,597

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements


Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000, Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at September 30, 2001, and for the three months and nine months ended September 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

                                                Three Months Ended                           Three Months Ended
                                                September 30, 2001                           September 30, 2000
                                                ------------------                           ------------------
                                                   Weighted                                        Weighted
                                                    Average       Per Share                        Average     Per Share
                                        Income      Shares          Amount             Income       Shares       Amount
                                        ------      ------          ------             ------       ------       ------
Basic earnings per share
      Income available to common
       shareholders                    $ 272,873       1,042,154     $ .26            $ 157,048     1,039,940     $ .15
                                                                  =========                                    =========

Effect of dilutive stock options                             505
Effect of convertible debt                10,568          90,910                         10,568        90,910
                                      ---------------------------                    -------------------------
Diluted earnings per share
      Income available to  common
       shareholders and assumed
       conversions                     $ 283,441       1,133,569     $ .25            $ 167,616     1,130,850     $ .15
                                      =====================================          ===================================

                                                 Nine Months Ended                            Nine Months Ended
                                                September 30, 2001                           September 30, 2000
                                                ------------------                           ------------------
                                                   Weighted                                        Weighted
                                                    Average       Per Share                        Average     Per Share
                                        Income      Shares          Amount             Income       Shares       Amount
                                        ------      ------          ------             ------       ------       ------
Basic earnings per share
      Income available to common
       shareholders                    $ 664,214       1,041,131     $ .64            $ 486,547     1,022,145     $ .48
                                                                  =========                                    =========

Effect of dilutive stock options                             253                                        2,614
Effect of convertible debt                31,704          90,910                         21,136        60,607
                                      ---------------------------                    -------------------------
Diluted earnings per share
      Income available to  common
       shareholders and assumed
       conversions                     $ 695,918       1,132,294     $ .61            $ 507,683     1,085,366     $ .47
                                      =====================================          ===================================


Item 2.           Management's Discussion and Analysis of Financial Condition
---------         and Results of Operations
                  -----------------------------------------------------------

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

Financial Condition
-------------------

Total assets decreased $1.5 million, or 1.0%, to $147.7 million at September 30, 2001, from $149.2 million at December 31, 2000. Net loans increased $3.4 million, or 2.8% from $123.6 million on December 31, 2000 to $127.0 million on September 30, 2001. Total investment securities decreased from $10.5 million at December 31, 2000 to $4.2 million at September 30, 2001. Deposits decreased $4.7 million or 3.8% from $123.0 million on December 31, 2000 to $118.3 million on September 30, 2001. FHLB advances increased $2.5 million or 19.2% during the same time frame. Stockholders equity was $10.0 million at September 30, 2001 as compared to $9.3 million at December 31, 2000.

The bank has continued to see demand in both its commercial real estate and installment sections of the loan portfolio during the nine months ended September 30, 2001. These net loan increases of $3.4 million were primarily funded by new advances from the Federal Home Loan Bank ("FHLB") of Indianapolis. Management seeks out alternative funding sources, such as FHLB advances, when the terms of these funding sources outperform traditional deposit terms in the Bank's primary markets or for asset-liability matching purposes.

The decrease in deposits is directly related to the pricing methodology used by management during the period and the efforts being made to shift the concentration of deposits from higher costing products to lower costing products. The results include a net increase of $2.8 million in noninterest-bearing, NOW and savings deposits and a decrease of $7.5 million in certificates of deposit during the nine months ended September 30, 2001. The net outflow of deposits were primarily funded by sales and maturities of securities owned by the Company.

Results of Operations Comparison of Three Months Ended September 30, 2001 and September 30, 2000
-----------------------------------------------------------------------------

The Company had net income of $273,000 and $157,000 for the three months ended September 30, 2001 and 2000, respectively. Net interest income was $1.5 million for the three months ended September 30, 2001 as compared to $1.2 million for the three months ended September 30, 2000. This stark increase in net interest income is due to both the shift in concentration of the deposit portfolio and the result of interest bearing deposits being repriced at a faster pace than interest earning assets in the falling interest rate environment the Company has witnessed during the nine months ended September 30, 2001.

The Company made a $119,000 provision for loan loss for the three months ended September 30, 2001 compared to a $40,000 provision in the same period last year. Loan loss reserve calculations are reviewed monthly by the Bank's senior lending officer and the board of directors. The calculations consider all loans in the portfolio, with special consideration given to classified loans and non-performing loans. The Company believes the current loan loss reserve levels are adequate at this time.

Total other income increased by $89,000 or 43.0% for the three months ended September 30, 2001, compared to the prior year. Service charges on deposit accounts and trust fees increased a combined $54,000 partially offset by a decrease in other operating income of $10,000. In addition, the Bank recognized gains of $7,000 in relation to mortgage banking activities during the quarter ended September 30, 2001 and gains on securities sales of $33,000 compared to no mortgage banking activity during the quarter ended September 30, 2000 and losses on securities sales of $5,000.

Total other expenses only increased by $13,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Management has continually analyzed all operating aspects of the Company in search of greater efficiencies. Increases in salaries and data processing fees of $60,000 were almost completely negated by decreases in premises, advertising, deposit insurance expense, office supplies, legal/professional, and other operating expenses of $47,000.

Income taxes increased $121,000 for the three months ended September 30, 2001 compared to the prior year as the Company saw it's effective tax rate increase from 5.8% during the three months ended September 30, 2000 to an effective tax rate of 32.5% for the three months ended September 30, 2001. The increase in taxes is primarily due to the Bank having an increase in pre-tax income of $237,000 coupled with a smaller tax exempt securities portfolio.

Results of Operations Comparison of Nine Months Ended September 30, 2001 and September 30, 2000
----------------------------------------------------------------------------

Net income for the nine months ended September 30, 2001, was $664,000 compared with $487,000 for the nine months ended September 30, 2000, an increase of $177,000 or 36.4%. Interest income for the nine months ended September 30, 2001 increased to $8.8 million, or 3.8% from the $8.4 million in interest income reported in the same period of the prior year. Interest expense for the nine months ended September 30, 2001 decreased to $4.7 million, or .1% from the $4.8 million in interest expense for the nine months ended September 30, 2000. As a result, net interest income for the nine months ended September 30, 2001 increased $354,000 or 9.7% to $4.0 million, compared to $3.7 million in the year ago period.

The Company made a $222,000 provision for loan loss for the nine months ended September 30, 2001 compared to a $159,000 provision for the nine months ended September 30, 2000. As previously discussed, loan loss reserve calculations are reviewed monthly by the Bank's senior lending officer and the board of directors.

Total other income increased by $265,000 or 47.9% for the nine months ended September 30, 2001, compared to the year ago period. Service charges on deposits increased $159,000 or 44.6% between the two periods primarily due to both an increase in the number of demand accounts being serviced by the Bank and some changes to the fee schedules which the Bank imposes on its demand accounts. In addition, the Bank recognized gains on the sale of loans of $12,000 during the nine months ended September 30, 2001 as compared to no activity in that area during the nine months ended September 30, 2000. As previously discussed, certain securities were sold at gains of $46,000 during the current period compared to losses on the sale of securities of $7,000 during the year earlier period. Other operating income also increased $32,000 or 17.4% from $184,000 for the nine months ended September 30, 2000 to $216,000 for the nine months ended September 30, 2001. The primary reason for this increase is due to the Bank collecting surcharges from foreign cardholders at all 10 of its ATM's during 2001, a change that was made in June/July 2000.

Total other expenses increased by $189,000, or 5.4% to $3.7 million for the nine months ended September 30, 2001, compared to $3.5 million for the nine months ended September 30, 2000. The primary reason for these increases is due to data processing fees increasing $108,000 from $372,000 for the nine months ended September 30, 2000 to $480,000 for the nine months ended September 30, 2001. The Bank switched its daily item processing and monthly statement rendering process to imaging in May 2000, which is the primary reason for the increase. Management believes this investment in technology will be beneficial to the Company going forward due to increased back-office research efficiencies and increased ability to satisfy customer demands for these types of services. Advertising and printing/office supplies decreased a combined $95,000 between the two periods as management continued to search for operating inefficiencies and to make changes where applicable. Premises, legal/professional, and telephone remained relatively unchanged.

Income taxes increased $189,000 for the nine months ended September 30, 2001 when compared to the same period in 2000. The increase in taxes is primarily due to the Bank having an increase in pre-tax income of $366,000 coupled with a smaller tax exempt securities portfolio during the nine months ended September 30, 2001, as compared to the year ago period.

Impact of New Accounting Standards
----------------------------------

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or equity interest of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill be recognized initially as an asset in the financial statements and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. An impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

Since the Company has no legacy goodwill and is not currently in the process of acquiring another company, the adoption of SFAS 141 and 142 will have no impact on the Company's financial statements.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 2001, the Bank had $3,536,000 of assets classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1,084,000 or .85% of net loans receivable at September 30, 2001 compared to $1,007,000 or .82% of net loans receivable at December 31, 2000. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $464,000 at September 30, 2001 compared to $402,000 at December 31, 2000.

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

At September 30, 2001, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 15.6% compared to a negative 11.07% at December 31, 2000. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the fact that such loans often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was 1.43% at September 30, 2001 compared to .46% at December 31, 2000. In light of the current economic conditions, management has been monitoring the Bank's non-performing assets closely. These non-performing assets are weighted heavier on the Bank's allowance for loan loss calculation. The Company believes its current loan loss reserve levels are adequate at this time.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at September 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                         At September 30, 2001 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $  14,456    $    8,632     $   5,248    $      153    $  28,489
   Fixed rate mortgages                           5,208         2,899         3,321        19,051        30,479
   Commercial loans                              21,224         4,638         2,269         1,725        29,856
   Consumer loans                                15,854        15,439         6,080           978        38,351
   Tax-exempt loans and leases                       44           372           263         1,730         2,409
   Investments                                      573         1,106           845         1,656         4,180
   FHLB stock                                     1,025                                                   1,025
   Interest-bearing deposits                      2,429                                                   2,429
                                             --------------------------------------------------------------------
       Total interest-earning assets             60,813        33,086        18,026        25,293       137,218
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       47,915        8,121          4,379         1,196        61,611
   Other deposits                                28,465       11,792          4,643         1,523        46,423
   FHLB advances                                  7,500        8,000                                     15,500
                                             --------------------------------------------------------------------
       Total interest-bearing liabilities        83,880       27,913          9,022         2,719       123,534
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities        (23,067)       5,173          9,004        22,574        13,684

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (23,067)     (17,894)        (8,890)       13,684

Cumulative ratio at September 30, 2001 as
a percent of total assets                       (15.6)%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $15.5 million at September 30, 2001 and $13.0 million at December 31, 2000.

At September 30, 2001, the Bank had a tier 1 leverage ratio of approximately 7.2% and a total risk-based capital ratio of approximately 10.0%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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
                  (a) No reports were filed on Form 8-K during the quarter
                      ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.

  Date: November 14, 2001           By: /s/ Albert R. Jackson III
        -----------------               ------------------------------------
                                        Albert R. Jackson III
                                        Chief Executive Officer and Director

  Date: November 14, 2001           By: /s/ Randy J. Sizemore
        -----------------               ------------------------------------
                                        Randy J. Sizemore
                                        Vice President of Finance