Form 10-K
period 2001-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2002-04-01
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from          to
                                                           --------    --------

                         Commission File Number: 0-19618
                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)
Indiana                                                               35-1833586
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

136 East Harriman
Bargersville, Indiana                                                      46106
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:             (317) 422-5171

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

Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of
March 1, 2002                                                    $10,481,000

Shares of common stock outstanding as of March 1, 2002:          1,042,926

                       DOCUMENT INCORPORATED BY REFERENCE.

The Registrant's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days of the close of the Registrant's fiscal year is incorporated by reference into Part III of this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........22

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

Item 13.  Certain Relationships and Related Transactions....................22


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...23

Signatures..................................................................25

                            FORWARD LOOKING STATEMENT

This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Registrant (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Registrant. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; unemployment rates in areas serviced by First Community; and changes in monetary policy or regulatory changes.

                                     PART I

Item 1.  Business

General

First Community Bancshares, Inc. (the "Registrant") is primarily a one-bank holding company and was incorporated in 1991. The Registrant's primary asset is its wholly-owned banking subsidiary, First Community Bank & Trust ("First Community"), an Indiana-chartered commercial bank formerly known as Bargersville Federal Savings Bank. The Registrant is also the sole shareholder of First Community Real Estate Management, Inc. ("FCREMI"), which owns and leases branch offices to First Community.

At December 31, 2001, the Registrant had approximately $147.4 million of assets, net loans of approximately $126.1 million, deposits of approximately $117.7 million and stockholders' equity of approximately $10.2 million. First Community has offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar, Whiteland, Edinburgh, and North Vernon, Indiana. As of December 31, 2001, First Community had 91 full time equivalent employees. Neither the Registrant nor FCREMI has any employees.

In November 1999, the Registrant signed a definitive agreement to acquire Blue River Federal Savings Bank ("Blue River"), Edinburgh, Indiana. This agreement was subsequently terminated in November 2000. The process for obtaining regulatory approval had become prolonged and the Registrant had other priorities to which it wanted to give attention.

First Community's deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). First Community is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. First Community is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. The Registrant is subject to regulation by the Federal Reserve Board. The Federal Reserve Board, as a condition of the acquisition of First Community, required the Registrant to make a commitment not to incur debt in excess of a 30% debt-to-equity ratio on an unconsolidated basis. As of December 31, 2001, the Registrant's debt-to-equity ratio on an unconsolidated basis was 9.8%.

The business of First Community consists primarily of attracting deposits from the general public, originating residential real estate, commercial and consumer loans and purchasing other types of investments. In addition, First Community originates first mortgage income-producing property real estate loans, second mortgage one-to-four family home loans, secured home improvement loans, and savings deposit secured loans. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. First Community offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. First Community also invests in various US Treasury, federal agency, state, municipal and other investment securities permitted by applicable laws and regulations. The principal sources of funds for First Community's lending activities include deposits received from the general public, amortization and repayment of loans, sales of residential mortgages to the Federal National Mortgage Association ("FNMA"), maturity and sale of investment securities and FHLB advances.

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

Lending Activities

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $127.1 million at December 31, 2001. Of this amount, approximately $74.5 million or 58.6% represented fixed rate loans and adjustable rate loans comprised $52.6 million or 41.4%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.

                                                           At December 31
                                         ------------------------------------------------
                                                  2001                      2000
                                         ----------------------    ----------------------
                                                     Percent of                Percent of
                                           Amount      Total         Amount      Total
                                         ---------   ----------    ---------   ----------
                                                        (Dollars in 000's)
TYPE OF LOAN
Real estate loans
    Residential mortgages
    (1-4 single family homes)            $  46,585      36.94%     $  46,049      37.27%
    Construction and land development        3,630       2.88          3,111       2.52
Commercial loans                            41,626      33.00         37,977      30.74
Installment loans                           32,094      25.45         34,373      27.82
Tax-exempt loans and leases                  2,370       1.88          2,644       2.14
Lease financing                                762        .60            224        .18
                                         ---------     ------      ---------     ------
    Loans, gross                           127,067     100.75        124,378     100.67
    Allowance for loan losses               (1,114)      (.88)        (1,007)      (.82)
    Deferred loan origination costs            174        .13            180        .15
                                         ---------     ------      ---------     ------
    Loans, net                           $ 126,127     100.00%     $ 123,551     100.00%
                                         =========     ======      =========     ======

The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in First Community's loan portfolio based on contractual maturities. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below. In addition, commercial real estate loans are included in mortgage loans below.

                                                            Remaining Maturities
                                           ----------------------------------------------------
                                               Balance
                                           Outstanding at
                                            December 31,  One Year    Over One Year  Over Five
                                                2001      or Less     To Five Years    Years
                                           ----------------------------------------------------
                                                             (Dollars in 000's)
Real estate loans                             $  58,333    $ 8,491       $11,586      $38,256
Commercial loans                                 29,239     14,410         8,591        6,238
Installment loans                                36,363      9,763        24,569        2,031
Tax-exempt loans and leases                       2,370         99           552        1,719
Lease financing                                     762         10           727           25
                                           ----------------------------------------------------
Total                                         $ 127,067    $32,773       $46,025      $48,269
                                           ====================================================

The following table sets forth, as of December 31, 2001, the dollar amount of all loans maturing after December 31, 2002 showing those having a fixed interest rate and floating or adjustable interest rates.

                                                              Floating or Adjustable
                                             Fixed Rate                Rate
                                           -------------------------------------------
TYPE OF LOAN                                          (Dollars in 000's)
Real estate loans                                 $30,150                $28,183
Commercial loans                                    9,381                 19,858
Installment loans                                  31,853                  4,510
Tax-exempt loans and leases                         2,370                      0
Lease financing                                       762                      0
                                           -------------------------------------------
                                                   74,516                 52,551
Less amount due within one year                    17,137                 15,636
                                           -------------------------------------------
Loans due after one year                          $57,379                $36,915
                                           ===========================================

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

First Community has sold commercial real estate loans, from time to time, to other participating financial institutions. This type of activity is intended to reduce credit risk, enable additional credit extensions to large borrowers and for general liquidity needs of First Community. First Community retains servicing rights on these participations and receives servicing fees ranging from .125% to .375%. There were eleven commercial real estate loan participations with an aggregate outstanding principal balance of $3.2 million as of December 31, 2001, as compared to three participations with an aggregate outstanding principal balance of approximately $522,000 as of December 31, 2000. The largest outstanding loan participation of this type was $500,000 at December 31, 2001.

Residential Mortgage Loans. Residential mortgage loans have been predominantly secured by single-family homes. To reduce its exposure to changes in interest rates, First Community currently originates both adjustable rate mortgages ("ARMs") and fixed-rate mortgages for the loan portfolio. In addition, First Community began selling residential fixed-rate mortgages to FNMA with servicing retained during the year ended December 31, 2001.

First Community offers residential construction mortgage loans with maturities of six months or less at interest rates which vary with current market rates. The application process includes the same items which are required for other residential mortgage loans and includes a submission of accurate plans, specifications and costs of the property to be constructed. These items are used as a basis to determine the appraised value of the subject property. Appraisal reports are completed by designated fee appraisers, and loans are based on the current appraised value. Loans of up to 80% of the appraised value may be offered for a maximum period of six months for the construction of the properties securing the loans. Extensions are permitted, when circumstances warrant, if construction has continued satisfactorily and the loan is current.

As was previously mentioned, First Community began selling residential fixed-rate mortgages to FNMA during the year ended December 31, 2001. This decision was made in order to offer competitive fixed rate mortgages without exposing First Community to interest rate risk, provide mortgage banking income and to enhance liquidity at times. First Community retains servicing rights on these mortgage sales and receives servicing fees ranging from .250% to .375% on the outstanding principal balances of these loans. As of December 31, 2001, First Community was servicing 32 residential mortgage loans for FNMA with outstanding principal balances of approximately $2.6 million.

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

The most recent loan approval limits were adopted by the Board of Directors in 2001 and are reviewed annually. The limits vary from officer to officer with a range of $1,500 to $70,000 for unsecured, and a range of $7,500 to $200,000 for secured. Loans in excess of the above-mentioned limits must be approved by a committee of loan officers or the board of directors loan committee.

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

The documentation required by First Community's underwriting guidelines includes an application, employment income verified by pay stubs, and direct verification with employers when deemed necessary, and may include tax returns or audited financial statements and evidence of security. The application must include the minimum loan amount requested, the term requested, monthly payment, purpose of loan, job history, income, financial statement, and security offered if applicable. The application must be signed by all borrowers obligated for the loan. First

Community also requires current credit reports from credit bureaus as part of the underwriting procedure for all loans including indirect automobile lending. First Community also reviews the applicant's ability to maintain a stable monthly income and other required monthly payments. Other monthly payments generally may not exceed forty percent (40%) of the applicant's stable gross income.

Single-pay loans are normally not renewed without at least a 10% reduction in principal.

Income from Lending Activities. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 95.5% of First Community's total interest income for the year ended December 31, 2001.

Nonperforming Assets and Allowance for Loan Losses

Nonperforming assets consist of nonaccrual loans, restructured loans, past-due loans, real estate owned (acquired in foreclosure), and other repossessed assets. Nonaccrual loans are loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal or because there is a question about First Community's ability to collect all principal and interest. First Community experienced an increase in nonaccrual loans between December 31, 2000 and December 2001 primarily due to three loans in bankruptcy status. Reserves have been allocated towards any expected losses on these loans. Restructured loans of which there were none at either December 31, 2001 or December 31, 2000, are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower's financial position. Past-due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments, and the amount of the loan is no greater than 80% of the fair market value of the collateral securing the loan or First Community has a reasonable expectation of collecting all past-due interest and principal.

The following table summarizes nonperforming assets as of the dates indicated.

                                                                                 At December 31
                                                                          -----------------------------
                                                                                 2001      2000
                                                                          -----------------------------
                                                                               (Dollars in 000's)
Nonaccrual loans                                                               $ 1,630     $ 402
Past-due loans 90 days or more (interest accruing)                                  48        96
                                                                          -----------------------------
Total non-performing loans                                                       1,678       498
Real estate owned                                                                  305        99
Other repossessed assets                                                            33        94
                                                                          -----------------------------
Total non-performing assets                                                    $ 2,016     $ 691
                                                                          =============================
Ratio of non-performing assets to total assets                                    1.37%      .46%
Interest on non-performing loans that would have been included in income
                                                                                   $77       $30
                                                                          =============================
Interest on non-performing loans that was included in income                       $ 1       $ 3
                                                                          =============================

At December 31, 2001, loans of $1,358,000 were identified as impaired by management. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement. First Community has reserved $137,000 on its impaired loans.

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

The allowance for loan losses increased during the year ended December 31, 2001 compared to the year ended December 31, 2000 both due to additional loan balances outstanding in the portfolio and because of specific reserves allotted towards loans in non-accrual status. During 2001, First Community made a $289,000 provision for loan losses due primarily to growth in loans and a change in the mix of the loan portfolio.

Allocation of the Allowance for Loan Losses:

                                                                      At December 31
                                                            2001                       2000
                                                -------------------------------------------------------
                                                              Percentage of              Percentage of
                                                              Loans to Total             Loans to Total
                                                     Amount        Loans       Amount         Loans
                                                -------------------------------------------------------
                                                                 (Dollars in 000's)
Real estate mortgage loans                           $  125         36.7%      $  147          37.0%
Construction and land development                        36          2.8           25           2.5
Commercial loans                                        524         33.3          385          30.7
Installment loans                                       427         25.3          448          27.6
Tax-exempt loans and leases                               2          1.9            2           2.2
                                                -------------------------------------------------------
                                                     $1,114        100.0%      $1,007         100.0%
                                                =======================================================

Summary of Loan Loss Experience:

                                                                  Year Ended December 31
                                                                 ------------------------
                                                                      2001       2000
                                                                 ------------------------
                                                                     (Dollars in 000's)
Balance at January 1                                               $   1,007  $     873
Chargeoffs:
    Real estate mortgage loans                                            (6)
    Commercial loans                                                     (51)
    Installment loans                                                   (159)      (104)
                                                                 ------------------------
       Total Chargeoffs                                                 (216)      (104)
                                                                 ------------------------
Recoveries:
    Real estate mortgage loans                                             8          1
     Commercial loans                                                                18
    Installment loans                                                     26
                                                                 ------------------------
       Total Recoveries                                                   34         19
                                                                 ------------------------
Net Chargeoffs                                                          (182)       (85)
                                                                 ------------------------
Provision for loan losses                                                289        219
                                                                 ------------------------
Balance at December 31                                             $   1,114  $   1,007
                                                                 ========================
Average loans during the year                                      $ 127,422  $ 118,025
Ratio of net chargeoffs to total average
loans outstanding during the year                                        .14%       .07%

Investment Activities

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:

                                                                         December 31
                                                                  ------------------------
                                                                     2001        2000
                                                                  ------------------------
                                                                     (Dollars in 000's)
Available for sale at fair value:

    State and municipal obligations                                  $3,969      $8,699
    Corporate obligations                                                 0         500
                                                                  ------------------------
                                                                      3,969       9,199
                                                                  ------------------------
Held to maturity at amortized cost:

    State and municipal obligations                                       0       1,349
                                                                  ------------------------
                                                                          0       1,349
FHLB stock                                                            1,025         778
                                                                  ------------------------
        Total                                                        $4,994     $11,326
                                                                  ========================

At December 31, 2001, the amortized cost of securities available for sale was $3,966,000 and the related gross unrealized gains and losses were $24,000 and $21,000, respectively. There were no securities classified as held to maturity at December 31, 2001.

As of December 31, 2001, there were no individual investments representing more than 10% of stockholders' equity included in securities.

The following table sets forth the maturities of investment securities at December 31, 2001 and the weighted-average yield (on a tax equivalent basis) on such securities.

                                                                     State and Municipal
                                                                         Obligations
                                                                  --------------------------
                                                                    Amount       Yield
                                                                  --------------------------
                                                                      (Dollars in 000's)
Available for Sale(1):
   Maturities:
     One year or less                                                $   411       5.22%
     Over 1 year to 5 years                                            1,919       5.25
     Over 5 years to 10 years                                          1,296       6.86
     Over 10 years                                                       340       6.10
                                                                 ------------
      Total available for sale                                       $ 3,966       5.85%
                                                                 ============

(1) Available for sale amounts shown in the maturity distribution table are at amortized cost for computation of yields.

Sources of Funds

Savings deposits are the primary source of First Community's funds for use in lending and for other general business purposes. In addition to savings deposits, certificates of deposit obtained on a bid basis and FHLB advances represent a significant source of funds to First Community, as well as funds derived from loan repayments. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. As was discussed earlier, First Community began underwriting and selling fixed rate mortgages to FNMA during the year ended December 2001, which represents yet another source of funds. Borrowings are the primary source of funds for the Registrant and FCREMI.

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

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2001 (in 000's).

Maturity Period
Three months or less                                         $ 1,253
Greater than three months through six months                   7,434
Greater than six months through twelve months                  2,459
Over twelve months                                             2,718
                                                          -------------
       Total                                                $ 13,864
                                                          =============

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

Borrowings. The FHLB of Indianapolis functions as a central credit facility providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitations on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $15.5 million from the FHLB as of December 31, 2001.

As discussed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", FCREMI has borrowings with financial institutions other than First Community. The total outstanding balance of these borrowings as of December 31, 2001 was $1.6 million. As also further discussed in Item 7, the Registrant has borrowings as of December 31, 2001 of $1.0 million from the sale of unsecured convertible notes.

Service Area

First Community's primary service areas are Johnson County and Jennings County, Indiana. These areas are believed to be among the most affluent and rapidly growing areas of Indiana. The major portion of First Community's customers reside in Johnson County, particularly in the Bargersville, Franklin and Greenwood areas, which collectively account for about one-half of the county's population, according to the 2000 U.S. Census. First Community has branches in Bargersville, Trafalgar, Franklin, Whiteland and Greenwood, Johnson County Indiana, two branches in North Vernon, Jennings County Indiana, a branch at a retirement center in Indianapolis, Indiana, and a branch in Edinburgh, Bartholomew County Indiana.

Competition

The banking business is highly competitive especially in Johnson County, where First Community competes with 11 commercial banks, 4 savings banks, and 2 credit unions. In Jennings County, First Community competes with 4 commercial banks, one savings bank and 2 credit unions. In Bartholomew County, First Community competes with 6 commercial banks, 1 savings bank, and 3 credit unions. First Community also competes with mortgage banking companies, consumer finance companies, and certain governmental agencies.

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

Financial Services Modernization Act

On November, 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The general effect of the Financial Services Modernization Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHCA. Under this legislation, bank holding companies are permitted to conduct any activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Registrant is able to provide securities and insurance services. Furthermore, under this legislation, the Registrant is able to acquire, or be acquired by, brokerage and securities firms and insurance companies. In addition, the Financial Services Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. The Financial Services Modernization Act also modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Finally, the law contains significant limitations on a bank's ability to share its customers' personal financial information, including requirements that each bank clearly disclose its privacy policies to consumers and, if the bank intends to disclose personal information to non-affiliated third parties other than in connection with servicing or processing a financial product or service that a consumer requests or authorizes, the bank must permit consumers to opt-out of any information sharing by the bank with unaffiliated third parties.

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

Capital Requirements

First Community must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain ratios of primary capital to total assets. Specifically, First Community must maintain a tier one leverage ratio of at least 4%, and a total capital to risk-based assets ratio of at least 8%. As of December 31, 2001, First Community had a tier one leverage ratio of 7.2%, based on tier one capital of approximately $10,726,000. As of the same date, First Community had a total capital to risk-based assets ratio of 10.3%, based on eligible capital of approximately $11,840,000 for the determination of this ratio.

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

Item 2.  Properties

First Community leases its home office at 136 East Harriman, Bargersville, Indiana, and its branch offices in Greenwood, Indiana, North Vernon, Indiana, and one of its branches in Franklin, Indiana from FCREMI. First Community also leases branches in Indianapolis, Franklin, and its operations center in Franklin from third parties. First Community owns its branch offices in Whiteland, Indiana, Trafalgar, Indiana and Edinburgh, Indiana. The leases on branch offices with third parties expire between 2002 and 2015 and the lease on its operations center expires in 2015. The lease that expires in 2002 is automatically renewable from year to year and no party has given notice of an intent to terminate the lease. The Registrant plans for FCREMI to eventually own substantially all of the branch properties and lease them to First Community. At December 31, 2001, the net carrying values of First Community's and FCREMI's properties, including land, building, improvements, furniture, fixtures and equipment were $2.7 million and $1.8 million, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low prices for the Registrant's common stock for the quarters during the years indicated, based upon information obtained by management of the Registrant from the Nasdaq web site and on other information made available to management of the Registrant. Management of the Registrant has not verified the accuracy of the following information. There is no established public trading market for the Registrant's common stock. The common stock is traded on a limited basis, quoted on the OTC Bulletin Board and many trades have involved privately negotiated transactions. As a result, the Registrant is not always aware of the price at which trades occur. The referenced prices may not reflect an actual trading range and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    Price Per Share
                            -------------------------------
                                   2001           2000
                            -------------------------------
                               High    Low    High    Low
                            -------------------------------
Quarter
First Quarter                 $8.00   $6.50  $8.75   $6.38
Second Quarter                 7.25    5.85   8.25    5.25
Third Quarter                  8.00    6.52   8.75    6.00
Fourth Quarter                 8.15    7.10   8.50    6.00

The Registrant declared dividends of $.04 per share for each quarter in 2000 each paid during the following quarter. In addition, the Registrant declared dividends of $.04 per share for the first three quarters of 2001 each paid during the following quarter. The Registrant did not declare a dividend during the fourth quarter of 2001, but subsequently declared an increased dividend of $.05 per share in January 2002 payable in January 2002. Any future dividend payments by the Registrant will be dependent upon dividends paid by First Community and subject to regulatory limitations.

The dividends which the Registrant may pay are restricted by Federal Reserve Bank capital requirements. The ability of the Registrant to pay dividends to shareholders is dependent on dividends received from First Community. First Community is restricted by regulations of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the net profits for the current year plus those for the previous two years and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure. At December 31, 2001, the stockholder's equity of First Community was $10.9 million, of which a minimum of $1,110,000 was available for dividends.

The number of record holders of the Registrant's common stock as of March 1, 2002 was 265.

Item 6.  Selected Financial Data (dollars in thousands, except per share data)

                                                               At December 31
                                          --------------------------------------------------------
                                            2001        2000        1999        1998        1997
                                          --------------------------------------------------------
Summary of Financial Condition Data:
    Total assets                          $147,377    $149,195    $145,237    $121,272    $ 98,740
    Loans, net                             126,127     123,551     110,843      93,364      79,152
    Cash and interest-bearing deposits       6,687       4,886       4,603      14,292      11,231
    Securities including FHLB stock          4,994      11,325      21,810       8,857       5,258
    Deposits                               117,724     123,008     128,315     106,193      87,695
    FHLB advances                           15,500      13,000       4,597       4,753       2,930
    Other borrowings                         2,556       2,586       2,614       1,382           0
    Stockholders' equity                    10,191       9,316       8,805       8,486       7,550

                                                              Year Ended December 31
                                               ---------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                               ---------------------------------------------------
Summary of Selected Operating Data:
    Total interest income                      $11,484    $11,442    $10,134    $ 8,420    $ 7,361
    Total interest expense                       5,960      6,559      5,639      4,509      3,807
                                               ---------------------------------------------------
    Net interest income                          5,524      4,883      4,495      3,911      3,554
    Provision for loan losses                      289        219        201        239        255
                                               ---------------------------------------------------
    Net interest income after provision for
       loan losses                               5,235      4,664      4,294      3,672      3,299
    Total non-interest income                    1,101        749        461        418        305
    Total non-interest expense                   5,065      4,958      3,949      2,937      2,490
                                               ---------------------------------------------------
    Income  before income taxes                  1,271        455        806      1,153      1,114
    Income taxes                                   353         34        164        350        376
                                               ---------------------------------------------------
       Net income                              $   918    $   421    $   642    $   803    $   738
                                               ===================================================

Basic earnings per share*                      $  0.88    $  0.41    $  0.63    $  0.81    $  0.75
Diluted earnings per share*                    $  0.85    $  0.41    $  0.62    $  0.80    $  0.74

                                                       Year Ended December 31
                                          ------------------------------------------------
                                            2001      2000      1999      1998      1997
                                          ------------------------------------------------
Other Selected Data:
    Return on average assets                 .61%      .28%      .48%      .77%      .85%
    Return on average equity                9.31      4.61      7.26      9.93     10.02
    Average equity to average assets        6.50      6.18      6.53      7.75      8.45
    Dividend payout ratio                  13.62     39.02     22.22     13.33

* Net income per share has been restated to reflect the stock dividend declared in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Community is a subsidiary of the Registrant and operates as an Indiana commercial bank. In May 1998, the Registrant formed a new subsidiary, First Community Real Estate Management, Inc. whose sole purpose is to own and lease branch facilities to First Community. In July 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution in order to purchase the land and building of First Community's Bargersville branch office at 136 E. Harriman Ave. in Bargersville, Indiana and the land and building of its Banta Street office at 597 Banta Street in Franklin, Indiana. In December 1998, FCREMI borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003, from another financial institution in order to purchase the land and building of First Community's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana. In August 1999, FCREMI borrowed $422,800 from another financial institution at a rate of 7.50% with payments of principal and interest due monthly for 5 years based on a 20 year amortization schedule. The balance is due at the end of 5 years or may be renewed at a variable interest rate. These loan proceeds were used to purchase the land and buildings of First Community's North Vernon branch offices at 21 Madison Avenue and 521 N. State Street, North Vernon, Indiana. First Community is making monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt. As a bank holding company, the Registrant depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Results of Operations

The following discussion of Results of Operations is for the years ended December 31, 2001, 2000 and 1999.

Net income for the year ended December 31, 2001 was $918,000, compared to $421,000 and $642,000 for the years ended December 31, 2000 and 1999, respectively. Basic earnings per share was $.88 for the year ended December 31, 2001 compared to $.41 and $.63 for the years ended December 31, 2000 and 1999, respectively. Diluted earnings per share was $0.85 for the year ended December 31, 2001 compared to $0.41 and $.62 for the years ended December 31, 2000 and 1999, respectively. Net income increased from 2000 to 2001 both as a result of the Registrant's improved net interest income of $5.5 million compared to $4.9 million and the increase in other income from $749,000 to $1.1 million between the same periods. Earnings decreased from 1999 to 2000 primarily due to expenses incurred in relation to new key man life insurance of $143,000 and after tax expenses in relation to the now-terminated definitive agreement to acquire Blue River Federal Savings Bank of approximately $57,000.

The increase in net interest income of $641,000 in 2001, as compared to 2000, resulted primarily from a decrease in interest expense due to a reduction in interest rates from 5.1% during 2000 to 4.6% in 2001. This decrease in interest expense can be attributed to both management's successful efforts at changing the funding mix and the lower rate environment during 2001 as compared to 2000. The provision for loan losses of $289,000 was recorded in 2001 as a result of an increase in net loan dollars outstanding and the risk profile of the loan portfolio. The increase in other income of $352,000 in 2001 resulted from management continuing to focus on non-interest income. The results included $144,000 of additional NSF fees being collected due to an increase in per item charges and an increase in the number of demand accounts being serviced and $59,000 of additional interchange and surcharge income collected from noncustomers on ATM operations. Due to the interest rate environment and liquidity needs at different times during 2001, securities were sold with gains recognized in the amount of $50,000 as compared to losses on the sale of securities of $25,000 during the year ended December 31, 2000. The Registrant had an increase of $107,000 in other expenses during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The primary increases were both to salaries and employee benefits with an increase of $174,000 and data processing fees with an increase of $144,000 between these time frames. These increases were partially offset by decreases to printing and office supplies of $89,000 and decreases in life insurance expenses of $145,000. The Registrant's consolidated effective tax rate was 27.8% in 2001 as compared to 7.4% in 2000. This stark increase reflects both the Registrant's improved pre-tax earnings of $1.3 million during the year ended December 31, 2001 as compared to $454,000 of pre-tax earnings during the comparable period in 2000 and a decrease in tax-exempt income between the two periods.

The increase in net interest income of $388,000 in 2000, as compared to 1999, resulted primarily from an increase in lending and the associated income from this activity. Net loans outstanding increased $12.7 million in 2000 with commercial and commercial real estate seeing the primary growth, but all other lending areas seeing increases as well. The provision for loan losses of $219,000 was recorded in 2000 as a result of an increase in the loan portfolio. The increase in non-interest income of $288,000 in 2000 resulted from management focusing heavily on service fee income. The results included $92,000 of additional interchange and surcharge income collected from noncustomers on ATM operations and $86,000 of additional NSF fees being collected due to an increase in per item charges and an increase in number of demand accounts being serviced. The Registrant also had $66,000 in increases to cash surrender values on key man life insurance policies owned, and an increase of $22,000 in fees from an off-line debit card program. The increases in non-interest income were partially offset by losses on sales of available for sale securities. The Registrant sold several available for sale securities prior to maturity at an aggregate loss of $25,000 during the year ended December 31, 2000. The Registrant's growth has been facilitated by and resulted in the increase of additional personnel, facilities as well as other general expenses. Data processing expense increased $160,000 in 2000 both as a result of First Community switching its statement rendering process from manual rendering in-house to laser printed imaged statements being outsourced through its primary service bureau and the number of accounts being serviced increasing dramatically over the past several years. Income taxes decreased $130,000 because of a decrease in overall taxable income. The Registrant's consolidated effective tax rate was 7.4% in 2000 as compared to 20.4% in 1999. For both 2000 and 1999, the primary difference between the effective tax rate and the statutory tax rate relates to tax-exempt interest.

Quarterly Results of Operations

     The following table sets forth certain quarterly results for the years ended December 31, 2001 and 2000.
                (Dollars in thousands except for per share data)

--------------------------------------------------------------------------------------------------
                                        Net   Provision            Basic     Diluted
       Quarter      Interest Interest Interest For Loan    Net    Earnings  Earnings    Dividends
        Ended        Income  Expense   Income   Losses   Income  Per Share  Per Share   Per Share
--------------------------------------------------------------------------------------------------
2001:
March                 $2,920  $1,713   $1,207    $ 34     $178      $.17       $.17        $ .04
June                   2,949   1,623    1,326      69      213       .20        .20          .04
September              2,882   1,403    1,479     119      273       .26        .25          .04
December               2,733   1,221    1,512      67      254       .24        .23          .00

2000:
March                  2,785   1,582    1,203      64      103       .10        .10          .04
June                   2,792   1,576    1,216      55      226       .22        .21          .04
September              2,852   1,613    1,239      40      157       .15        .15          .04
December               3,013   1,789    1,224      60      (66)     (.06)      (.06)         .04

The Registrant made significant progress in reducing its cost of funds on interest-bearing liabilities without losing proportionate yields on its interest-earning assets during the last three quarters of 2001. The results included the Registrant's net interest income increasing to $1.3 million during the quarter ended June 30, 2001, and $1.5 million during the quarters ended September 30, 2001 and December 31, 2001. This compares to the Registrant's net interest income of approximately $1.2 million during the quarter ended March 31, 2001 and all four quarters ended 2000. These improvements coupled with continued increases in non-interest income from service charges on accounts, mortgage banking activity, and other income propelled the Registrant to a record net income level of $918,000 for the year ended December 31, 2001.

The Registrant had a net loss during the quarter ending December 31, 2000, as compared to net income in the three other quarters during 2000. The quarter ending December 31, 2000 had two non-recurring expenses included in non-interest expense. The first was a $143,000 up-front charge in relation to a new key man life insurance policy that the Registrant acquired during the fourth quarter. The Registrant believes that this initial expense will be recovered over the term of the key man life insurance. There was also an aggregate pre-tax expense of $94,000 in relation to the termination of the definitive agreement to acquire Blue River Federal Savings Bank, as was discussed earlier.

Net income was $103,000 during the quarter ending March 31, 2000, as compared to $226,000 and $157,000 in the quarters ending June 30, 2000 and September 30, 2000, respectively. The quarter ending March 31, 2000 was the first full quarter that the Registrant had 10 full-service branches and an operations center open. First Community opened full-service branches in Whiteland, Indiana and Edinburgh, Indiana in September 1999 and January 2000, respectively. As a result of these two fixed asset investments in a short period of time, the following expense categories rose sharply: premises and equipment, salaries, printing and office supplies, telephone, and other operating expense. These expenses were offset in the third and fourth quarters of 2000 by the increases in non-interest income.

The following table sets forth the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 2001 and 2000.

                                                       2001                                 2000
                                        ------------------------------------------------------------------------
                                                     Interest/                            Interest/
                                          Average      Income     Average     Average      Income      Average
                                          Balance     Expense      Rate       Balance      Expense      Rate
                                        ------------------------------------------------------------------------
                                                 (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits                   $5,577      $ 108      1.9%        $6,325       $ 245        3.9%
Investment securities:(1)
    Taxable                                  1,544        131      8.5           3,380         252       7.5
    Tax-exempt                               6,862        375      5.5          11,505         619       5.4
                                        ------------------------            -------------------------
        Total investment securities          8,406        506      6.0          14,885         871       5.9
                                        ------------------------            -------------------------
Loans:(2)
     Commercial                             47,547      4,221      8.9          39,290       3,791       9.6
     Real estate mortgage                   39,139      3,028      7.7          37,192       2,885       7.8
     Installment                            38,065      3,571      9.4          38,426       3,645       9.5
     Tax-exempt loans and leases             2,671        196      7.3           3,117         198       6.4
                                        ------------------------            -------------------------
        Total loans                        127,422     11,016      8.6         118,025      10,519       8.9
                                        ------------------------            -------------------------
Total earning assets                       141,405     11,630      8.2         139,235      11,635       8.4
                                                     -----------                         ------------
Allowance for loan losses                   (1,033)                               (938)
Cash and due from banks                      1,753                               1,914
Premises and equipment                       4,655                               4,517
Other assets                                 4,872                               3,578
                                        -------------                       -------------
        Total assets                      $151,652                            $148,306
                                        =============                       =============
Liabilities:
Interest-bearing deposits:
     NOW accounts                           21,545        411      1.9        $ 19,807         564       2.8
     Savings                                24,058        660      2.7          24,988       1,008       4.0
     Certificates of deposit and
other time                                  66,405      3,804      5.7          74,795       4,449       5.9
                                        ------------------------            -------------------------
Total interest-bearing deposits            112,008      4,875      4.4         119,590       6,021       5.0
FHLB advances                               15,647        899      5.7           5,900         348       5.9
Other borrowings                             2,567        186      7.3           2,597         190       7.3
                                        ------------------------            -------------------------
                                                                                         ------------
Total interest-bearing liabilities         130,222      5,960      4.6         128,087       6,559       5.1
                                                     -----------                         ------------
Noninterest-bearing demand
deposits                                    10,279                               9,865
Other liabilities                            1,291                               1,214
                                        -------------                       -------------
        Total liabilities                  141,792                             139,166
Stockholders' equity                         9,860                               9,140
                                        -------------                       -------------
        Total liabilities and
stockholders' equity                      $151,652                            $148,306
                                        =============                       =============
Net interest income                                     5,670   4.0%(3)                      5,076          3.6%(3)
                                                     ===========                         ============

Adjustments to convert tax-exempt
investment securities to fully
taxable equivalent basis, using
marginal rate of 34% after adjustment
for effect of non-deductible interest
expense attributed to such assets.
                                                        $ 146                                $ 193
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

Changes in Interest Income and Expense Comparing December 31, 2001 and 2000 and December 31, 2000 and 1999. The following tables analyze the changes in interest income and interest expense comparing the years ended December 31, 2001 and 2000 and December 31, 2000 and 1999. It distinguishes between the changes due to differences in volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified and have been allocated proportionately to the change due to volume and the change due to rate.

                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 2001 compared to year ended                                 Due to           Due to
December 31, 2000                                                 Change             Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
     Loans                                                          $ 497           $ (325)            $ 822
     Investment securities                                           (365)              20              (385)
     Interest-bearing deposits                                       (137)            (115)              (22)
                                                             -----------------------------------------------------
        Total                                                          (5)            (420)              415
                                                             -----------------------------------------------------
Interest-bearing liabilities:
     Savings                                                         (348)            (317)              (31)
     Interest-bearing checking                                       (153)            (112)              (41)
     Certificates of deposit                                         (645)            (158)             (487)
     FHLB advances                                                    551              (14)              565
     Other borrowings                                                  (4)               0                (4)
                                                             -----------------------------------------------------
        Total                                                        (599)            (601)                2
                                                             -----------------------------------------------------
Net change in net interest income                                   $ 594            $ 181             $ 413
                                                             =====================================================

                                                                  Increase (Decrease) in Net Interest Income
                                                             -----------------------------------------------------
Year ended December 31, 2000 compared to year ended               Change            Due to           Due to
December 31, 1999                                                                    Rate            Volume
                                                             -----------------------------------------------------
Interest-earning assets:                                                      (Dollars in 000's)
     Loans                                                        $ 1,602            $ 211          $ 1,391
     Investment securities                                           (31)             (32)                1
     Interest-bearing deposits                                      (249)             (17)            (232)
                                                             -----------------------------------------------------
        Total                                                       1,322              162            1,160
                                                             -----------------------------------------------------
Interest-bearing liabilities:
     Savings                                                           41               46              (5)
     Interest-bearing checking                                        138               32              106
     Certificates of deposit                                          680              324              356
     FHLB advances                                                     30               13               17
                                                             -----------------------------------------------------
     Other borrowings                                                  31                3               28
                                                             -----------------------------------------------------
        Total                                                         920              418              502
                                                             -----------------------------------------------------
Net change in net interest income                                   $ 402          $ (256)            $ 658
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

First Community's one-year cumulative interest-rate gap as a percent of total assets was a negative 18.2% and a negative 11.1% at December 31, 2001 and 2000, respectively. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 2001, First Community had $73.7 million or 58.5% of its total loan portfolio invested in installment and commercial loans as compared to $72.4 million or 58.6% of total loans invested in installment and commercial loans at December 31, 2000. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 2001, First Community's ratio of non-performing assets to total assets was 1.37% compared to .46% at December 31, 2000.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following tables illustrate the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 2001 and 2000. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.


                                                         At December 31, 2001 Maturing or Repricing
                                             ----------------------------------------------------------------
                                               One Year      1 - 3        3 - 5       Over 5
                                               or Less       Years        Years        Years       Total
                                             ----------------------------------------------------------------
                                                                    (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                  $ 14,373      $ 8,027      $ 5,631     $   152     $ 28,183
    Fixed rate mortgages                          4,453        2,953        3,399      19,345       30,150
    Commercial loans                             21,271        4,637        2,507         824       29,239
    Consumer loans                               14,054       14,394        6,414       1,501       36,363
    Tax-exempt loans and leases                      99          288          264       1,719        2,370
     Lease Financing                                 10          182          545          25          762
    Investments                                     411        1,170          749       1,636        3,966
    FHLB stock                                    1,025                                              1,025
    Interest-bearing deposits                     5,004                                              5,004
                                             ----------------------------------------------------------------
      Total interest-earning assets              60,700       31,651       19,509      25,202      137,062
                                             ----------------------------------------------------------------
Interest-bearing liabilities:
    Fixed maturity deposits                      45,914        6,743        5,322       1,372       59,351
    Other deposits                               28,043       13,103        4,808       1,381       47,335
    FHLB advances                                13,500        2,000                                15,500
                                             ----------------------------------------------------------------
      Total interest-bearing liabilities         87,457       21,846       10,130       2,753      122,186
                                             ----------------------------------------------------------------
Excess (deficiency) of interest-earning        (26,757)        9,805        9,379      22,449       14,876
assets over interest-bearing liabilities

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   (26,757)       (16,952)       (7,573)      14,876

Cumulative ratio at December 31, 2001 as a
percent of total assets                          (18.2)%       (11.5)%         (5.1)%       10.1%

                                                       At December 31, 2000 Maturing or Repricing
                                             ---------------------------------------------------------------
                                               One Year      1 - 3        3 - 5       Over 5
                                               or Less       Years        Years        Years       Total
                                             ---------------------------------------------------------------
                                                                   (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                  $ 11,733      $ 9,395      $ 3,442     $    29     $ 24,599
    Fixed rate mortgages                          4,523        2,831        3,199      19,407       29,960
    Commercial loans                             22,665        3,425        1,370         898       28,358
    Consumer loans                               15,209       15,642        6,479       1,487       38,817
    Tax-exempt loans and leases                                  209        1,048       1,387        2,644
    Investments                                   1,130        3,008        3,349       3,160       10,647
    FHLB stock                                      778                                                778
    Interest-bearing deposits                     4,886                                              4,886
                                             ---------------------------------------------------------------
      Total interest-earning assets              60,924       34,510       18,887      26,368      140,689
                                             ---------------------------------------------------------------
Interest-bearing liabilities:
    Fixed maturity deposits                      48,211       16,380        1,155       3,346       69,092
    Other deposits                               24,227       10,575        4,488       1,412       40,702
    FHLB advances                                 5,000        8,000                                13,000
                                             ---------------------------------------------------------------
      Total interest-bearing liabilities         77,438       34,955        5,643       4,758      122,794
                                             ---------------------------------------------------------------
Excess (deficiency) of interest-earning        (16,514)        (445)       13,244      21,610       17,895
assets over interest-bearing liabilities
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   (16,514)      (16,959)      (3,715)     17,895
Cumulative ratio at December 31, 2000 as a
percent of total assets                          (11.1)%      (11.4)%        (2.5)%      12.0%

Deposit/Asset Base. First Community has experienced significant growth in deposits in three of the past five years and assets in four out of the past five years. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase in the Registrant's consolidated assets from $98.7 million at December 31, 1997 to $147.4 million at December 31, 2001 and deposits from $87.7 million at December 31, 1997 to $117.7 million at December 31, 2001. These factors include: (i) increased population in the geographic area serviced; (ii) increased per-household disposable income in the geographic area serviced; (iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution. Due to management's efforts to control asset growth and restructure the deposit mix in the years ended December 31, 2000 and December 31, 2001, consolidated assets only grew $2.1 million or 1.5% and deposits decreased $10.6 million or 8.3% between the year ended December 31, 1999 and the year ended December 31, 2001. These efforts were being made to increase net interest margin and to strengthen First Community's capital ratio's. The results were evident as the Registrant recorded record net interest income of $5.5 million during the year ended December 31, 2001 as compared to $4.9 million for the year ended December 31, 2000, an increase of 12.2%. First Community's tier one capital and total capital to risk-weighted assets ratios reached 7.2% and 10.3%, respectively at December 31, 2001. These comparable ratios were 6.7% and 9.5% at December 31, 2000.

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. The primary sources of liquidity are cash, interest-bearing deposits in other financial institutions, marketable securities, loan repayments and sales, increased deposits and total institutional borrowing capacity.

Cash and interest-bearing deposits, when combined with investments, declined during 2001. As investments matured or were sold, the dollars were used to both fund new loans and to fund higher costing time deposit outflows. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 2001 and December 31, 2000.

During 2001 and 2000, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits increased $1.8 million and increased $283,000, respectively. During 2001 and 2000, investment securities decreased $6.6 million and decreased $10.5 million, respectively. Cash was used both to fund net loan increases of $2.6 million and fund net deposit outflows of $5.3 million in 2001. Cash was used primarily in 2000 to fund net increases in loans of $12.7 million.

At December 31, 2001 and 2000, commitments to fund loan originations were approximately $16.3 million and $11.4 million, respectively. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon First Community's favorable liquidity ratio, the ability to borrow from the FHLB, and proceeds from the sale of residential mortgages to FNMA.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $25.0 million as of December 31, 2001 from the FHLB. The balance of its borrowings at December 31, 2001 was $15.5 million, an increase of $2.5 million from outstanding borrowings at December 31, 2000. In addition to proceeds from the sale and maturities of securities, these new advances were primarily used to fund net deposit outflows of $5.3 million.

New Accounting Standards

Accounting for a Business Combination:
--------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill:
------------------------

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

Impairment testing is a two step process, as outlined within the statement. If the fair value of the goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 are effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before this Statement is initially applied would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

Since the Company has no legacy goodwill and is not currently in the process of acquiring another company, the adoption of SFAS Nos. 141 and 142 will have no impact on the Company's financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) 1. Financial Statements. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated

                                                                                                         Page
         Independent Accountants' Report on consolidated financial statements.                            F-1

         Consolidated Balance Sheets at December 31, 2001 and 2000                                        F-2

         Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.          F-3

         Consolidated Statements of Comprehensive Income for the years ended
         December 31, 2001, 2000 and 1999.                                                                F-4

         Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2001, 2000 and 1999.                                                                F-5

         Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999.       F-6

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

       10.15* First Community Bank & Trust Supplemental Executive Retirement
              Plan, as approved by the Board of Directors July 12, 2000.

       10.16* Form of Deferred Compensation Agreement.

              (a) Agreement between First Community Bank & Trust and Albert R. Jackson, Jr. dated December 31, 2001, for the deferral of Director fees (omitted).

              (b) Agreement between First Community Bank & Trust and Albert R. Jackson, III, dated December 31, 2001, for the deferral of compensation paid to Mr. Jackson as President of First Community (omitted).

         21 Subsidiaries of First Community Bancshares, Inc. (Incorporated herein by reference to the Registration Statement on Form SB-2 of First Community Bancshares, Inc., Registration No. 333-63239, declared effective October 30, 1998).

----------------------
         *    Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29h day of March, 2001.

                                    FIRST COMMUNITY BANCSHARES, INC.

                                    By: /s/ Albert R. Jackson , III
                                        ---------------------------------------
                                        Albert R. Jackson, III, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                      Date

/s/ Albert R. Jackson , III
------------------------------------------------
Albert R. Jackson, III, Chief Executive                      March 29, 2002
Officer, Chief Financial Officer and Director


/s/ Merrill M. Wesemann                                      March 29, 2002
------------------------------------------------
Merrill M. Wesemann, MD, Director and Chairman


/s/ Albert R. Jackson, Jr.                                   March 29, 2002
------------------------------------------------
Albert R. Jackson, Jr., Director and President


/s/ Roy Martin Umbarger                                      March 29, 2002
------------------------------------------------
Roy Martin Umbarger, Director and Vice President


/s/ Frank D. Neese                                           March 29, 2002
------------------------------------------------
Frank D. Neese, Director and Secretary

                         Independent Accountants' Report


To the Stockholders and
Board of Directors
First Community Bancshares, Inc.
Bargersville, Indiana


We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ BKD, LLP

Indianapolis, Indiana
February 15, 2002

                        First Community Bancshares, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

Assets
                                                                                2001             2000
                                                                            ------------------------------
    Cash and due from banks                                                 $   1,683,913    $   1,871,880
    Short-term interest-bearing deposits                                        5,003,537        3,014,502
                                                                            -------------    -------------
               Cash and cash equivalents                                        6,687,450        4,886,382
    Investment securities
        Available for sale                                                      3,968,964        9,198,559
        Held to maturity (fair value of $1,344,528)                                    --        1,348,778
                                                                            -------------    -------------
               Total investment securities                                      3,968,964       10,547,337
    Mortgage loans held for sale                                                  554,261               --
    Loans, net of allowance for loan losses of $1,114,466 and $1,007,174      126,127,189      123,550,724
    Premises and equipment                                                      4,564,691        4,825,460
    Federal Home Loan Bank of Indianapolis stock, at cost                       1,025,000          777,800
    Interest receivable                                                           849,933        1,172,511
    Cash value of life insurance                                                2,432,547        2,353,161
    Other assets                                                                1,167,454        1,081,502
                                                                            -------------    -------------

               Total assets                                                 $ 147,377,489    $ 149,194,877
                                                                            =============    =============

Liabilities
    Deposits
        Noninterest-bearing                                                 $  11,037,797    $  13,214,606
        Interest-bearing                                                      106,685,724      109,793,721
                                                                            -------------    -------------
               Total deposits                                                 117,723,521      123,008,327
    Federal Home Loan Bank of Indianapolis advances                            15,500,000       13,000,000
    Other borrowings                                                            2,555,914        2,586,424
    Interest payable                                                              298,583          472,442
    Other liabilities                                                           1,108,065          811,666
                                                                            -------------    -------------
               Total liabilities                                              137,186,083      139,878,859
                                                                            -------------    -------------

Commitments and Contingent Liabilities

Stockholders' Equity
    Preferred stock, no par value
        Authorized and unissued - 1,000,000 shares
    Common stock, no par value
        Authorized - 4,000,000 shares
        Issued and outstanding - 1,042,926 and 1,039,926 shares                 7,043,990        7,023,225
    Retained earnings and contributed capital                                   3,145,348        2,352,588
    Accumulated other comprehensive income (loss)                                   2,068          (59,795)
                                                                            -------------    -------------
               Total stockholders' equity                                      10,191,406        9,316,018
                                                                            -------------    -------------

               Total liabilities and stockholders' equity                   $ 147,377,489    $ 149,194,877
                                                                            =============    =============

See Notes to Consolidated Financial Statements                              F-2

                        First Community Bancshares, Inc.
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999


                                                     2001            2000             1999
                                                ---------------------------------------------
Interest Income
    Loans, including fees                       $ 10,966,350    $ 10,472,180     $  8,863,764
    Securities
       Taxable                                        57,071         187,383          317,845
       Tax exempt                                    279,771         472,420          394,888
    Deposits with financial institutions             107,601         244,562          494,024
    Dividends                                         73,571          65,684           63,684
                                                ------------    ------------     ------------
           Total interest income                  11,484,364      11,442,229       10,134,205
                                                ------------    ------------     ------------

Interest Expense
    Deposits                                       4,875,159       6,021,889        5,161,530
    Federal Home Loan Bank advances                  898,875         347,660          318,087
    Other borrowings                                 186,590         190,005          159,252
                                                ------------    ------------     ------------
           Total interest expense                  5,960,624       6,559,554        5,638,869
                                                ------------    ------------     ------------

Net Interest Income                                5,523,740       4,882,675        4,495,336
    Provision for loan losses                        288,500         219,100          201,040
                                                ------------    ------------     ------------

Net Interest Income After Provision for Loan
   Losses                                          5,235,240       4,663,575        4,294,296
                                                ------------    ------------     ------------

Other Income
    Fiduciary activities                              33,917          21,284           31,683
    Service charges on deposit accounts              697,075         497,415          366,068
    Non-customer ATM fee income                      151,101          91,907               --
    Net realized gains (losses) on sales of
      available-for-sale securities                   49,777         (25,014)              --
    Other operating income                           169,352         163,557           63,587
                                                ------------    ------------     ------------
           Total other income                      1,101,222         749,149          461,338
                                                ------------    ------------     ------------

Other Expenses
    Salaries and employee benefits                 2,408,322       2,234,483        1,814,961
    Premises and equipment                           715,608         689,325          452,748
    Advertising                                      148,744         156,477          157,688
    Data processing fees                             662,717         518,541          358,271
    Printing and office supplies                     160,948         249,652          116,151
    Legal and professional fees                      193,076         181,264          252,608
    Telephone expense                                118,187         117,633          106,026
    Life insurance expenses                           11,943         157,179            2,889
    Other operating expenses                         646,266         653,717          688,150
                                                ------------    ------------     ------------
           Total other expenses                    5,065,811       4,958,271        3,949,492
                                                ------------    ------------     ------------

Income Before Income Tax                           1,270,651         454,453          806,142
    Income tax expense                               352,862          33,606          164,267
                                                ------------    ------------     ------------

Net Income                                      $    917,789    $    420,847     $    641,875
                                                ============    ============     ============

Basic Earnings Per Share                        $        .88    $        .41     $        .63

Diluted Earnings Per Share                               .85             .41              .62

See Notes to Consolidated Financial Statements                              F-3

                        First Community Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2001, 2000 and 1999


                                                             2001         2000          1999
                                                          ------------------------------------
Net Income                                                $ 917,789    $ 420,847     $ 641,875
                                                          ---------    ---------     ---------

Other comprehensive income, net of tax
    Unrealized gains (losses) on securities available
      for sale
       Unrealized holding gains (losses) arising
          during the period, net of tax expense
          (benefit) of $60,293, $96,114 and $(157,605)       91,923      146,537      (240,287)
       Less:  Reclassification adjustment for gains
          (losses) included in net income, net of tax
          expense (benefit) of $19,717 and $(9,908)          30,060      (15,106)           --
                                                          ---------    ---------     ---------
                                                             61,863      161,643      (240,287)
                                                          ---------    ---------     ---------

Comprehensive income                                      $ 979,652    $ 582,490     $ 401,588
                                                          =========    =========     =========






See Notes to Consolidated Financial Statements                              F-4

                        First Community Bancshares, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999

                                                                         Retained      Accumulated
                                                                         Earnings        Other
                                                Common Stock               and        Comprehensive
                                          Shares                       Contributed       Income
                                        Outstanding       Amount         Capital         (Loss)           Total
                                        --------------------------------------------------------------------------
Balances, January 1, 1999                1,011,412     $ 6,869,426     $ 1,597,830     $    18,849     $ 8,486,105
    Net income                                                             641,875                         641,875
    Unrealized losses on
      securities                                                                          (240,287)       (240,287)
    Cash dividends ($.14 per share)                                       (142,811)                       (142,811)
    Purchase of stock                       (6,951)        (60,419)                                        (60,419)
    Rights and warrants exercised,
      net of cost                           15,233         121,017                                         121,017
                                       -----------     -----------     -----------     -----------     -----------

Balances, December 31, 1999              1,019,694       6,930,024       2,096,894        (221,438)      8,805,480
    Net income                                                             420,847                         420,847
    Unrealized gains on securities                                                         161,643         161,643
    Cash dividends ($.16 per share)                                       (165,153)                       (165,153)
    Purchase of stock                      (10,608)        (89,953)                                        (89,953)
    Exercise of stock options               30,840         170,854                                         170,854
    Tax benefit on stock options
      exercised                                             12,300                                          12,300
                                       -----------     -----------     -----------     -----------     -----------

Balances, December 31, 2000              1,039,926       7,023,225       2,352,588         (59,795)      9,316,018
    Net income                                                             917,789                         917,789
    Unrealized gains on securities                                                          61,863          61,863
    Cash dividends ($.12 per share)                                       (125,029)                       (125,029)
    Exercise of stock options                3,000          20,625                                          20,625
    Tax benefit on stock options
      exercised                                                140                                             140
                                       -----------     -----------     -----------     -----------     -----------

Balances, December 31, 2001              1,042,926     $ 7,043,990     $ 3,145,348     $     2,068     $10,191,406
                                       ===========     ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements                              F-5

                        First Community Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999

                                                              2001             2000             1999
                                                         ----------------------------------------------
Operating Activities
    Net income                                           $    917,789     $    420,847     $    641,875
    Items not requiring cash
       Provision for loan losses                              288,500          219,100          201,040
       Depreciation and amortization                          372,017          374,568          212,679
       Deferred income tax                                     10,262         (135,490)        (108,603)
       Investment securities amortization (accretion)          49,212           44,953          (47,848)
       Investment securities (gains) losses                   (49,777)          25,014               --
    Net change in
       Mortgage loans held for sale                          (554,261)              --               --
       Interest receivable                                    322,578          (87,902)        (155,656)
       Interest payable                                      (173,859)         138,208           75,367
    Other adjustments                                         318,339          218,904          111,000
                                                         ------------     ------------     ------------
           Net cash provided by operating activities        1,500,800        1,218,202          929,854
                                                         ------------     ------------     ------------

Investing Activities
    Purchases of securities available for sale                     --               --      (14,434,780)
    Proceeds from sales of securities available for
      sale                                                  5,451,805        2,435,192               --
    Proceeds from maturities of securities available
      for sale                                              1,079,288        2,598,330        7,066,591
    Purchases of securities held to maturity                       --       (4,973,179)      (6,956,714)
    Proceeds from sale of securities held to maturity         126,284               --               --
    Proceeds from maturities securities held to
      maturity                                                 24,000       10,622,000        1,022,500
    Net change in loans                                    (3,236,366)     (13,122,398)     (17,754,883)
    Purchases of premises and equipment                      (121,206)        (751,394)      (1,330,300)
    Proceeds from sale of premises and equipment               10,000               --               --
    Proceeds from sale of foreclosed assets                   174,980           96,455           82,585
    Purchases of Federal Home Loan Bank stock                (247,200)              --               --
    Premiums on life insurance                                     --         (825,118)      (1,470,000)
                                                         ------------     ------------     ------------
           Net cash provided by (used in) investing
              activities                                    3,261,585       (3,920,112)     (33,775,001)
                                                         ------------     ------------     ------------

Financing Activities
    Net change in
       Noninterest-bearing, NOW, and savings deposits       4,456,693        1,562,633        2,570,652
       Certificates of deposit                             (9,741,499)      (6,869,306)      19,551,224
    Proceeds from borrowings                                8,000,000       10,000,000        2,252,800
    Repayment of borrowings                                (5,530,510)      (1,624,792)      (1,176,974)
    Cash dividends                                           (166,626)        (164,345)        (102,023)
    Purchase of stock                                              --          (89,953)         (60,419)
    Rights and warrants exercised, net of cost                     --               --          121,017
    Stock options exercised                                    20,625          170,854               --
                                                         ------------     ------------     ------------
           Net cash provided by (used in) financing
              activities                                   (2,961,317)       2,985,091       23,156,277
                                                         ------------     ------------     ------------

Net Change in Cash and Cash Equivalents                     1,801,068          283,181       (9,688,870)

Cash and Cash Equivalents, Beginning of Year                4,886,382        4,603,201       14,292,071
                                                         ------------     ------------     ------------


Cash and Cash Equivalents, End of Year                   $  6,687,450     $  4,886,382     $  4,603,201
                                                         ============     ============     ============


Additional Cash Flows Information
    Interest paid                                        $  6,134,483     $  6,421,346     $  5,563,502
    Income tax paid                                            75,440          160,633          301,935
    Investment securities held to maturity
      transferred to available for sale                     1,196,095               --               --

See Notes to Consolidated Financial Statements                              F-6

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 1:  Nature of Operations and Summary of Significant Accounting Policies

     The accounting and reporting policies of First Community Bancshares, Inc. (Company) and its wholly owned subsidiaries, First Community Bank and Trust
     (Bank) and First Community Real Estate Management, Inc. (FCREMI), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company is a bank holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation by the Department of Financial Institutions, State of Indiana and the Federal Deposit Insurance Corporation.

     Description of business - The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Johnson and Jennings Counties, Indiana and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. FCREMI was incorporated on May 26, 1998 to hold and manage the real estate used by the Company and the Bank.

     Consolidation - The consolidated financial statements include the accounts of the Company, the Bank and FCREMI after elimination of all material intercompany transactions.

     Cash equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

     Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through accumulated other comprehensive income (loss), net of tax.

     Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)

     Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Forward commitments to sell mortgage loans are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate. Fees received from borrowers to guarantee the funding of mortgage loans held for sale and fees paid to investors to ensure the ultimate sale of such mortgage loans are recognized as income or expense when the loans are sold or when it becomes evident that the commitment will not be used.

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

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2001, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

     Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


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

     Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiaries.

     Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.


Note 2:  Restriction on Cash and Due From Banks

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank (FRB). The reserve required at December 31, 2001, was $799,000.


Note 3:  Investment Securities

                                                                           2001
                                                                   Gross           Gross
                                                  Amortized      Unrealized    Unrealized      Fair
                                                    Cost           Gains         Losses        Value
                                                 -------------------------------------------------------
           Available for sale - state and
              municipal                          $      3,966   $        24    $       21    $     3,969
                                                 ============   ===========    ==========    ===========

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)

                                                                           2000
                                                                   Gross           Gross
                                                  Amortized      Unrealized    Unrealized      Fair
                                                    Cost           Gains         Losses        Value
                                                 -------------------------------------------------------
           Available for sale
               State and municipal               $      8,798   $        38    $      137    $     8,699
               Corporate obligations                      500            --            --            500
                                                 ------------   -----------    ----------    -----------
                  Total available for sale              9,298            38           137          9,199

           Held to maturity
               State and municipal                      1,349             6            10          1,345
                                                 ------------   -----------    ----------    -----------

                  Total investment securities    $     10,647   $        44    $      147    $    10,544
                                                 ============   ===========    ==========    ===========

     The amortized cost and fair value of securities held to maturity and available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               2001
                                                                        Available for Sale
                                                                   Amortized             Fair
                           Maturity Distribution                     Cost               Value
------------------------------------------------------------------------------------------------------
           Due in one year or less                               $         411      $         413
           Due after one through five years                              1,919              1,934
           Due after five through ten years                              1,296              1,296
           Due after ten years                                             340                326
                                                                 -------------      -------------

                  Totals                                         $       3,966      $       3,969
                                                                 =============      =============

        No securities were pledged at December 31, 2001 and 2000.

     Proceeds from sales of securities available for sale during 2001 and 2000 were $5,452,000 and $2,435,000. Gross gains of $50,000 were realized on the 2001 sales and gross losses of $25,000 were realized on the 2000 sales. There were no sales of securities available for sale in 1999. Also during 2001, the Company sold $126,000 of securities classified as held to maturity. Subsequent to the transaction, the Company transferred the remaining portfolio of securities held to maturity to securities available for sale. Proceeds from the sale were $126,000 with a negligible gain.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 4:  Loans and Allowance

                                                                                   2001                2000
                                                                             -----------------------------------
           Commercial, commercial real estate and industrial loans           $        41,626     $        37,977
           Real estate loans                                                          46,585              46,049
           Construction loans                                                          3,630               3,111
           Individuals' loans for household and other personal
              expenditures                                                            32,094              34,373
           Tax-exempt loans and leases                                                 2,370               2,644
           Lease financing                                                               762                 224
                                                                             ---------------     ---------------
                  Total loans                                                        127,067             124,378
           Deferred loan origination costs                                               174                 180
           Allowance for loan losses                                                  (1,114)             (1,007)
                                                                             ---------------     ---------------

                  Total loans, net                                           $       126,127     $       123,551
                                                                             ===============     ===============

                                                              2001                2000                1999
                                                         -------------------------------------------------------
           Allowance for loan losses
               Balances, January 1                       $         1,007     $           873     $           955
               Provision for losses                                  289                 219                 201
               Recoveries on loans                                    34                  19                  48
               Loans charged off                                    (216)               (104)               (331)
                                                         ---------------     ---------------     ---------------

               Balances, December 31                     $         1,114     $         1,007     $           873
                                                         ===============     ===============     ===============

        Information on impaired loans is summarized below.

                                                                                    2001                2000
                                                                             -----------------------------------
           Impaired loans with an allowance                                  $         1,227     $            --
           Impaired loans for which the discounted cash flows or
              collateral value exceeds the carrying value of the loan                    131                 305
                                                                             ---------------     ---------------

                                                                             $         1,358     $           305
                                                                             ===============     ===============

           Allowance for impaired loans (included in the Company's
              allowance for loan losses)                                     $           137     $            --

                                                              2001                2000                1999
                                                      --------------------------------------------------------------
           Average balance of impaired loans            $            358    $            103    $            769
           Interest income recognized on impaired
              loans                                                   --                  --                  61
           Cash-basis interest included above                         --                  --                  61

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 5:  Premises and Equipment

                                                                                 2001                 2000
                                                                            ------------------------------------
           Land                                                             $         1,018      $         1,018
           Buildings                                                                  2,432                2,399
           Leasehold improvements                                                       238                  301
           Equipment                                                                  2,013                1,900
                                                                            ---------------      ---------------
                  Total cost                                                          5,701                5,618
           Accumulated depreciation and amortization                                 (1,136)                (793)
                                                                            ---------------      ---------------

                  Net                                                       $         4,565      $         4,825
                                                                            ===============      ===============

Note 6:  Deposits

                                                                                 2001                 2000
                                                                            ------------------------------------
           Demand deposits                                                  $        31,895      $        30,004
           Savings deposits                                                          26,478               23,912
           Certificates and other time deposits of $100,000 or more                  13,864               14,420
           Other certificates and time deposits                                      45,487               54,672
                                                                            ---------------      ---------------

                  Total deposits                                            $       117,724      $       123,008
                                                                            ===============      ===============

           Certificates and other time deposits maturing in:
               2002                                               $      45,914
               2003                                                       5,666
               2004                                                       1,077
               2005                                                       1,032
               2006                                                       4,290
               Thereafter                                                 1,372
                                                                  -------------

                                                                  $      59,351
                                                                  =============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 7:  FHLB Advances

                                                                                                     Interest
                                                                                  Amount               Rate
                                                                              -----------------------------------
           Maturities in
               2002                                                           $         3,000           5.43%
               2003                                                                     1,500           5.51
               2004                                                                       500           5.78
               2007 through 2010                                                       10,500           5.71
                                                                              ---------------

                                                                              $        15,500
                                                                              ===============

     The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires May 8, 2002 and bears interest at a rate equal to the then current variable advance rate.

     The FHLB advances and drawings on the available line of credit are secured by a blanket collateral agreement on first mortgage loans eligible as collateral totaling $36,870,000. Advances are subject to restrictions or penalties in the event of prepayment.

     FHLB advances totaling $10,500,000 are subject to various options for the FHLB to convert the rates. If the FHLB exercises its option, the advance will be prepayable at the Bank's option, at par and without a penalty fee.


Note 8:  Other Borrowings

                                                                                 2001                 2000
                                                                         -------------------------------------------
           Convertible notes due December 31, 2008                          $         1,000      $         1,000
           Notes payable                                                              1,556                1,586
                                                                            ---------------      ---------------

                  Total other borrowings                                    $         2,556      $         2,586
                                                                            ===============      ===============

     The convertible notes are unsecured and bear an interest rate of 7%. The notes were issued from December 31, 1998 through March 31, 1999 and are convertible at the option of the holder into shares of common stock of the Company at the rate of $11.00 per share.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


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

           Maturities in
               2002                                              $         33
               2003                                                       396
               2004                                                       387
               2005                                                        12
               2006                                                        13
               Thereafter                                               1,715
                                                                 ------------

                                                                 $      2,556
                                                                 ============

Note 9:  Income Tax

                                                               2001                2000                1999
                                                          -------------------------------------------------------
           Income tax expense
               Currently payable
                  Federal                                 $           243     $           123     $           178
                  State                                                99                  47                  95
               Deferred
                  Federal                                               8                (134)                (84)
                  State                                                 3                  (2)                (25)
                                                          ---------------     ---------------     ---------------

                      Total income tax expense            $           353     $            34     $           164
                                                          ===============     ===============     ===============

           Reconciliation of federal statutory to
              actual tax expense
               Federal statutory income tax at 34%        $           432     $           155     $           274
               Tax exempt interest                                   (123)               (168)               (153)
               Effect of state income taxes                            67                  29                  46
               Effect of life insurance                               (27)                 23                   1
               Other                                                    4                  (5)                 (4)
                                                          ---------------     ---------------     ---------------

                  Actual tax expense                      $           353     $            34     $           164
                                                          ===============     ===============     ===============

           Effective tax rate                                        27.8%                7.4%               20.2%

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)

     A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                                                   2001                 2000
                                                                             ------------------------------------
           Assets
               Allowance for loan losses                                     $           419      $           374
               Assumption fee                                                             98                  106
               Securities available for sale                                              --                   39
               Alternative minimum tax credit carryforward                                77                  113
               Deferred compensation                                                     113                   69
                                                                             ---------------      ---------------
                  Total assets                                                           707                  701
                                                                             ---------------      ---------------

           Liabilities
               Depreciation                                                             (186)                (155)
               State income tax                                                          (27)                 (24)
               Loan fees                                                                 (81)                 (81)
               Mortgage servicing rights                                                 (14)                  --
               Securities available for sale                                              (1)                  --
               Other                                                                     (14)                  (6)
                                                                             ---------------      ---------------
                  Total liabilities                                                     (323)                (266)
                                                                             ---------------      ---------------

                                                                             $           384      $           435
                                                                             ===============      ===============

Note 10: Commitments and Contingent Liabilities

     In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

     Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                                                  2001                 2000
                                                                          ------------------------------------------
           Commitments to extend credit                                     $         16,231     $         11,372
           Standby letters of credit                                                      95                   74

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


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

     In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt, which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this restriction at December 31, 2001.



Note 11: Stockholders' Equity

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

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


     The dividends which the Company may pay are restricted by FRB capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2001, stockholder's equity of the Bank was $10,871,000, of which a minimum of $1,110,000 was available for payment of dividends.


Note 12: Regulatory Capital

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

     There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2001, the Bank is categorized as well capitalized for the three ratios and met all subject capital adequacy requirements. At December 31, 2000, the Bank was categorized as well capitalized for two of the ratios and met all subject capital adequacy requirements; the Bank was categorized as adequately capitalized for the total risk-adjusted capital ratio. There are no conditions or events since December 31, 2001 that management believes have changed the Bank's classification.

     The Bank's actual and required capital amounts and ratios are as follows:

                                                                              2001
                                                                      Required for Adequate       To Be Well
                                                      Actual                Capital 1            Capitalized 1
                                                Amount       Ratio      Amount      Ratio      Amount      Ratio
                                             -----------------------------------------------------------------------
           Total capital 1 (to risk-weighted
              assets)                          $  11,840       10.3%   $  9,238        8.0%   $  11,547      10.0%
           Tier 1 capital 1 (to
              risk-weighted assets)               10,726        9.3       4,619        4.0        6,928       6.0
           Tier 1 capital 1 (to average
              assets)                             10,726        7.2       5,960        4.0        7,450       5.0
           1 As defined by regulatory
              agencies

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


                                                                              2000
                                                                      Required for Adequate       To Be Well
                                                      Actual                Capital 1            Capitalized 1
                                                Amount       Ratio      Amount      Ratio      Amount      Ratio
                                             -----------------------------------------------------------------------
           Total capital 1 (to risk-weighted
              assets)                          $  10,954        9.5%   $  9,239        8.0%   $  11,549      10.0%
           Tier 1 capital 1 (to
              risk-weighted assets)                9,947        8.6       4,619        4.0        6,929       6.0
           Tier 1 capital 1 (to average
              assets)                              9,947        6.7       5,965        4.0        7,456       5.0
           1 As defined by regulatory
              agencies


Note 13: Employee Benefits

     The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $52,000, $30,000 and $24,000 for 2001, 2000 and 1999.

     The Bank has a supplemental retirement plan implemented in 2000 which provides retirement benefits to directors and executive officers. The Bank's obligations under the plan have been funded via the purchase of key man life insurance policies, for which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $47,000 and $12,000 for the years ended December 31, 2001 and 2000.

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

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


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

     Although the Company has elected to follow APB No. 25, Standard Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                 2001              2000               1999
                                                           ---------------------------------------------------------
           Risk-free interest rates                               5.58%            6.60%          5.18% and 6.19%
           Dividend yields                                        1.79%            2.19%               1.29%
           Volatility factors of expected market price of
              common stock                                       26.00%           29.00%              24.00%
           Weighted-average expected life of the options          7 years          9 years             9 years

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                                         2001           2000            1999
                                                                   -------------------------------------------------
           Net income                              As reported       $      918     $       421    $         642
                                                   Pro forma                913             413              617

           Basic Earnings per share                As reported              .88             .41              .63
                                                   Pro forma                .88             .40              .61

           Diluted earnings per share              As reported              .85             .41              .62
                                                   Pro forma                .84             .40              .59

     The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 2001, 2000 and 1999.

                                                 2001                     2000                      1999
                                                    Weighted-                Weighted-                 Weighted-
                                                     Average                  Average                   Average
                Options                  Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
           ---------------------------------------------------------------------------------------------------------
           Outstanding, beginning of
              year                         33,750   $      9.90     59,591   $      7.89    50,091    $     7.77
           Granted                          4,000          5.75      5,000          6.88    10,500          8.59
           Exercised                       (3,000)         6.88    (30,841)         5.54        --          --
           Expired                             --         --            --         --       (1,000)         9.13
                                          -------                  -------                  ------


           Outstanding, end of year        34,750   $      9.68     33,750   $      9.90    59,591    $     7.89
                                          =======                  =======                  ======


           Options exercisable at year
              end                          34,750                   33,750                  59,591


           Weighted-average fair value
              of options granted
              during the year            $  1.88                  $   2.66                 $  3.28

     As of December 31, 2001, options outstanding and exercisable of 11,000 have exercise prices ranging from $5.75 to $8.00 and weighted-average remaining contractual lives of 8.2 years; options outstanding of 23,750 have exercise prices ranging from $9.13 to $11.50 and weighted-average remaining contractual lives of 6.2 years.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 14: Related Party Transactions

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

     The aggregate amount of loans, as defined, to such related parties were as follows:

           Balances, January 1, 2001                                 $    1,660

           New loans, including renewals                                  1,249
           Payments, etc., including renewals                            (1,346)
                                                                     ----------

           Balances, December 31, 2001                               $    1,563
                                                                     ==========


     Deposits from related parties held by the Bank at December 31, 2001 and 2000 totaled $854,000 and $1,262,000.


Note 15: Earnings Per Share

        Earnings per share (EPS) were computed as follows:

                                                                                     2001
                                                                               Weighted-Average      Per Share
                                                                 Income             Shares             Amount
                                                            --------------------------------------------------------
           Basic Earnings Per Share
               Income available to common stockholders         $         918          1,041,584     $         .88
                                                                                                    =============

           Effect of Dilutive Stock Options                               --                399

           Effect of Convertible Debt                                     42             90,910
                                                               -------------    ---------------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                           $         960          1,132,893     $         .85
                                                               =============    ===============     =============

     Options to purchase 27,750 shares of common stock at prices ranging from $8.00 to $11.50 per share were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


                                                                                     2000
                                                                               Weighted-Average      Per Share
                                                                 Income             Shares             Amount
                                                            --------------------------------------------------------
           Basic Earnings Per Share
               Income available to common stockholders         $         421          1,026,615     $         .41
                                                                                                    =============

           Effect of Dilutive Stock Options                               --              2,081
                                                               -------------    ---------------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                           $         421          1,028,696     $         .41
                                                               =============    ===============     =============

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

                                                                                     1999
                                                                               Weighted-Average      Per Share
                                                                 Income             Shares             Amount
                                                            --------------------------------------------------------
           Basic Earnings Per Share
               Income available to common stockholders         $         642          1,019,086     $         .63
                                                                                                    =============

           Effect of Dilutive Stock Options                               --              6,709

           Effect of Convertible Debt                                     35             74,271
                                                               -------------    ---------------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                           $         677          1,100,066     $         .62
                                                               =============    ===============     =============

     Options to purchase 25,750 shares of common stock at prices ranging from $9.125 to $11.50 per share were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


Note 16: Fair Values of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)

     Investment Securities - Fair values are based on quoted market prices.

     Mortgage Loans Held for Sale - Fair values are based on quoted market prices.

     Loans - The fair value for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

     Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

     Cash Surrender Value of Life Insurance - The fair values of cash surrender value of life insurance approximate carrying values.

     Deposits - The fair values of noninterest-bearing and interest-bearing demand accounts are equal to the amount payable on demand at the balance sheet date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

     FHLB Advances - The fair value of advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

     Other Borrowing - The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

     The estimated fair values of the Company's financial instruments are as follows:

                                                               2001                        2000
                                                     Carrying        Fair        Carrying       Fair
                                                       Value         Value        Value         Value
                                                  ---------------------------------------------------------
           Assets
               Cash and cash equivalents            $     6,687   $    6,687    $     4,886  $    4,886
               Investment securities available
                 for sale                                 3,969        3,969          9,199       9,199
               Investment securities held to
                 maturity                                    --           --          1,349       1,345
               Loans, including mortgage loans
                 held for sale, net                     126,681      128,187        123,551     123,456
               Stock in FHLB                              1,025        1,025            778         778
               Interest receivable                          849          849          1,173       1,173
               Cash surrender value of life
                 insurance                                2,433        2,433          2,353       2,353

           Liabilities
               Deposits                                 117,724      118,531        123,008     123,178
               FHLB advances                             15,500       15,504         13,000      12,824
               Other borrowings                           2,556        2,562          2,586       2,457
               Interest payable                             299          299            472         472

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 17: Business Combinations

     On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. Under provisions of the agreement, the transaction was terminated in 2000. Expenses related to the proposed business combination are included in other expenses for the year ended December 31, 2000.


Note 18: Condensed Financial Information (Parent Company Only)

     Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                                             Condensed Balance Sheets

                                                                        2001                 2000
                                                                  -------------------------------------
           Assets
               Cash on deposit with subsidiary                    $             40     $             36
               Investment in common stock of subsidiaries                   11,155               10,292
               Other assets                                                    228                  281
                                                                  ----------------     ----------------

                  Total assets                                    $         11,423     $         10,609
                                                                  ================     ================

           Liabilities
               Convertible notes                                  $          1,000     $          1,000
               Other liabilities                                               232                  293
                                                                  ----------------     ----------------
                  Total liabilities                                          1,232                1,293

           Stockholders' Equity                                             10,191                9,316
                                                                  ----------------     ----------------

                  Total liabilities and stockholders' equity      $         11,423     $         10,609
                                                                  ================     ================

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


                                          Condensed Statements of Income

                                                                     2001             2000              1999
                                                               -----------------------------------------------------
           Income
               Dividends from subsidiaries                       $         225    $         285    $         148
               Other interest income and dividends                           1                1                1
                                                                 -------------    -------------    -------------
                  Total income                                             226              286              149
                                                                 -------------    -------------    -------------

           Expenses
               Interest expense                                             70               70               58
               Salaries and employee benefits                               54               64               54
               Professional fees                                            49               50               93
               Other expenses                                                6               97                8
                                                                 -------------    -------------    -------------
                  Total expenses                                           179              281              213
                                                                 -------------    -------------    -------------

           Income (loss) before income tax benefit and equity
              in undistributed income of subsidiaries                       47                5              (64)
               Income tax benefit                                          (71)            (111)             (84)
                                                                 -------------    -------------    -------------

           Income before equity in undistributed income of
              subsidiaries                                                 118              116               20
               Equity in undistributed income of subsidiaries              800              305              622
                                                                 -------------    -------------    -------------

           Net Income                                            $         918    $         421    $         642
                                                                 =============    =============    =============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000
           (Table Dollar Amounts in Thousands, Except Per Share Data)


                                         Condensed Statements of Cash Flows

                                                                      2001              2000              1999
                                                                 -------------------------------------------------
           Operating Activities
               Net income                                        $          918     $          421   $         642
               Items not requiring (providing) cash                         810               (285)           (389)
                                                                 --------------     --------------   -------------
                  Net cash provided by operating activities                 108                136             253
                                                                 --------------     --------------   -------------

           Investing Activity - capital contributions to
              subsidiary                                                     --               (265)           (968)
                                                                 --------------     --------------   -------------

           Financing Activities
               Cash dividends                                              (125)              (164)           (143)
               Stock options exercised                                       21                171              --
               Purchase of stock                                             --                (90)            (60)
               Rights and warrants exercised, net of costs                   --                 --             121
               Proceeds from borrowings                                      --                 --             830
                                                                 --------------     --------------   -------------
                  Net cash provided by (used in) financing
                     activities                                            (104)               (83)            748
                                                                 --------------     --------------   -------------

           Net Change in Cash on Deposit                                      4               (212)             33

           Cash on Deposit at Beginning of Year                              36                248             215
                                                                 --------------     --------------   -------------

           Cash on Deposit at End of Year                        $           40     $           36   $         248
                                                                 ==============     ==============   =============