Form 10-Q
period 2002-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2002-05-14
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------    -----------
Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                       35-1833586
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation ororganization)

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

                                              Yes  X     No
                                                  ---       ---

Outstanding Shares of Common Stock on May 1, 2002               1,042,926

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

Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets.......................4

                  Consolidated Condensed Statements of Income.................5

                  Consolidated Condensed Statements of Comprehensive Income ..6

                  Consolidated Condensed Statement of Stockholders' Equity....7

                  Consolidated Condensed Statements of Cash Flows.............8

                  Notes to Consolidated Condensed Financial Statements........9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk......13

Part II.  Other Information:

    Item 1.  Legal Proceedings...............................................13

    Item 2.  Changes In Securities...........................................13

    Item 3.  Defaults Upon Senior Securities.................................13

    Item 4.   Submission of Matters to a Vote of Security Holders............13

    Item 5.  Other Information...............................................14

    Item 6.  Exhibits and Reports on Form 8-K................................14

Signatures...................................................................15

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

Item 1.           Financial Statements
-------           --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                                March 31,      December 31,
                                                                  2002             2001
                                                             ------------------------------
                                                               (Unaudited)
Assets
     Cash and due from banks                                 $   1,687,756    $   1,683,913
     Short-term interest-bearing deposits                        9,606,556        5,003,537
                                                             ------------------------------
         Cash and cash equivalents                              11,294,312        6,687,450
     Investment securities available for sale                    3,627,105        3,968,964
        Mortgage loans held for sale                               446,923          554,261
     Loans                                                     124,879,151      127,241,655
         Allowance for loan losses                              (1,166,835)      (1,114,466)
                                                             ------------------------------
              Net loans                                        123,712,316      126,127,189
     Premises and equipment                                      4,480,966        4,564,691
     Federal Home Loan Bank of Indianapolis stock, at cost       1,025,000        1,025,000
     Interest receivable                                           857,178          849,933
     Cash value of life insurance                                2,454,882        2,432,547
     Other assets                                                1,115,306        1,167,454
                                                             ------------------------------

         Total assets                                        $ 149,013,988    $ 147,377,489
                                                             ==============================

Liabilities
     Deposits
         Noninterest-bearing                                 $  11,579,848    $  11,037,797
         Interest-bearing                                      109,578,915      106,685,724
                                                             ------------------------------
              Total deposits                                   121,158,763      117,723,521
     Federal Home Loan Bank of Indianapolis advances            13,500,000       15,500,000
     Other borrowings                                            2,547,692        2,555,914
     Interest payable                                              263,275          298,583
     Other liabilities                                           1,224,932        1,108,065
                                                             ------------------------------
         Total liabilities                                     138,694,662      137,186,083
                                                             ------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding -1,040,926 shares                7,043,990        7,043,990
     Retained earnings and contributed capital                   3,271,334        3,145,348
     Accumulated other comprehensive income                          4,002            2,068
                                                             ------------------------------
         Total stockholders' equity                             10,319,326       10,191,406
                                                             ------------------------------

         Total liabilities and stockholders' equity          $ 149,013,988    $ 147,377,489
                                                             ==============================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                      -----------------------
                                                         2002         2001
                                                      -----------------------
Interest Income
     Loans, including fees                            $2,400,539   $2,757,035
     Investment securities
         Taxable                                           9,262       24,448
         Tax exempt                                       33,093       97,592
     Interest-bearing time deposits                       25,968       21,742
     Dividends                                            16,598       19,713
                                                      -----------------------
         Total interest income                         2,485,460    2,920,530
                                                      -----------------------

Interest Expense
     Deposits                                            826,992    1,445,156
     FHLB advances                                       195,869      221,651
     Other borrowings                                     46,262       46,524
                                                      -----------------------
         Total interest expense                        1,069,123    1,713,331
                                                      -----------------------

Net Interest Income                                    1,416,337    1,207,199
     Provision for loan losses                            71,500       34,250
                                                      -----------------------
Net Interest Income After Provision for Loan Losses    1,344,837    1,172,949
                                                      -----------------------

Other Income
     Trust fees                                           19,765       18,640
     Gain on sale of loans                                38,806        2,668
     Service charges on deposit accounts                 170,870      152,280
        Non-customer ATM fee income                       34,763       29,267
     Other operating income                               68,949       38,651
                                                      -----------------------
         Total other income                              333,153      241,506
                                                      -----------------------

Other Expenses
     Salaries and employee benefits                      652,776      578,221
     Premises and equipment                              173,085      173,156
     Advertising                                          24,904       28,722
     Data processing fees                                181,355      151,516
     Deposit insurance expense                             5,275       15,598
     Printing and office supplies                         42,623       34,793
     Legal and professional fees                          71,501       49,907
     Telephone expense                                    29,060       29,239
     Other operating expense                             161,352      134,861
                                                      -----------------------
         Total other expenses                          1,341,931    1,196,013
                                                      -----------------------

Income Before Income Tax                                 336,059      218,442
     Income tax expense                                  105,781       39,892
                                                      -----------------------

Net Income                                            $  230,278   $  178,550
                                                      =======================

Basic earnings per share                              $      .22   $      .17
Diluted earnings per share                                   .21          .17
Dividends per share                                          .10          .04

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2002       2001
                                                             -------------------
Net Income                                                   $230,278   $178,550
Other comprehensive income, net of tax
    Unrealized gains  on securities available for sale
        Unrealized holding gains arising during the period,     1,934     92,089
         net of tax expense of $1,269 and $60,402
                                                             -------------------
 Comprehensive income                                        $232,212   $270,639
                                                             ===================



See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)


                                                              Retained
                                         Common Stock         Earnings       Accumulated
                                    ----------------------      and             Other
                                       Shares                Contributed    Comprehensive
                                     Outstanding    Amount     Capital          Income        Total
                                    -------------------------------------------------------------------
Balances, January 1, 2002             1,042,926   $7,043,990  $3,145,348      $   2,068    $10,191,406

    Net income for the period                                    230,278                       230,278
    Unrealized gains on securities                                                1,934          1,934
      Cash dividend ($.10 per share)                            (104,292)                     (104,292)
                                    -------------------------------------------------------------------

Balances, March 31, 2002              1,042,926   $7,043,990  $3,271,334      $   4,002    $10,319,326
                                    ===================================================================


See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2002            2001
                                                                            ----------------------------
Operating Activities
     Net income                                                             $    230,278    $    178,550
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                  71,500          34,250
       Depreciation and amortization                                              85,748          81,712
       Investment securities amortization (accretion)                              4,745          17,919
       Net change in:
         Mortgage loans held for sale                                            107,338               0
              Cash value of life insurance                                       (22,335)        (21,141)
              Interest receivable                                                 (7,245)        105,007
         Interest payable                                                        (35,308)         56,851
       Other adjustments                                                          28,300         148,540
                                                                            ----------------------------
              Net cash provided by operating activities                          463,021         601,688
                                                                            ----------------------------

Investing Activities
     Proceeds from maturities of securities available for sale                   340,317         156,015
     Proceeds from paydowns and maturities of securities held to maturity              0           5,000
        Purchases of FHLB stock                                                        0        (147,200)
        Net change in loans                                                    2,430,673      (2,404,081)
     Purchases of property and equipment                                          (2,023)        (17,984)
                                                                            ----------------------------
              Net cash provided by (used in) investing activities              2,768,967      (2,408,250)
                                                                            ----------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                             542,051      (3,235,765)
       Certificates of Deposit                                                 2,893,191       3,921,648
     Proceeds from borrowings                                                          0       3,500,000
     Repayment of borrowings                                                  (2,008,222)     (1,007,658)
     Dividends paid                                                              (52,146)        (41,597)
     Stock options exercised                                                           0           6,875
                                                                            ----------------------------
              Net cash provided by financing activities                        1,374,874       3,143,503
                                                                            ----------------------------

Net Change in Cash and Cash Equivalents                                        4,606,862       1,336,941

Cash and Cash Equivalents, Beginning of Period                                 6,687,450       4,886,382
                                                                            ----------------------------

Cash and Cash Equivalents, End of Period                                    $ 11,294,312    $  6,223,323
                                                                            ============================

Supplemental cash flow disclosures
     Interest paid                                                          $  1,104,431    $  1,656,480
     Income tax paid                                                             155,000               0
     Dividend payable                                                             52,146          41,637
        Loans to finance the sale of real estate owned                            87,300          98,790

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2001, Annual Report to Shareholders on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


Note 2: Earnings Per Share
--------------------------

                                                 Three Months Ended                           Three Months Ended
                                                   March 31, 2002                               March 31, 2001
                                                   --------------                               --------------
                                                    Weighted                                       Weighted        Per
                                                     Average       Per Share                        Average       Share
                                        Income       Shares         Amount             Income       Shares        Amount
                                        ------       ------         ------             ------       ------        ------
Basic earnings per share
      Income available to common
       shareholders                      $230,278      1,042,926       $  .22           $178,550     1,039,993       $  .17
                                                                    ==========                                    ==========

Effect of dilutive stock options                           1,913                                           177
Effect of convertible  debt                10,568         90,910                          10,568        90,910
                                      --------------------------                     -------------------------
Diluted earnings per share
      Income available to    common
       shareholders and assumed
       conversions                       $240,846      1,135,749       $  .21           $189,118     1,131,080        $ .17
                                      ==========================    ==========       =========================    ==========


Item 2.           Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations
                  -----------------------------------------------------------

General
-------

The Bank is a subsidiary of the Company and operates as an Indiana commercial bank. In 1998, the Company formed a subsidiary, First Community Real Estate Management, Inc. whose purpose is to purchase and lease back to the Bank properties originally owned by the Bank thereby allowing the Bank to redeploy its capital for other uses. The Bank makes monthly lease payments to FCREMI as lessee of these locations. These lease payments are sufficient to service the debt incurred by FCREMI to purchase these properties. As a bank holding company, the Company depends upon the operations of its subsidiaries for all revenue and reports its results of operations on a consolidated basis with its subsidiaries.

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

Financial Condition
-------------------

Total assets increased $1.6 million, or 1.1%, to $149.0 million at March 31, 2002, from $147.4 million at December 31, 2001. Net loans decreased from $126.1 million on December 31, 2001 to $123.7 million on March 31, 2002, or 1.9%. Deposits increased 2.9% from $117.7 million on December 31, 2001 to $121.2 million on March 31, 2002. FHLB advances decreased $2.0 million or 12.9% during the same time frame. Stockholders' equity was $10.3 million at March 31, 2002 as compared to $10.2 million at December 31, 2001.

The Bank experienced lower demand in both its commercial real estate and installment loans during the quarter ended March 31, 2002 primarily due to the local economy. These net loan decreases of $2.4 million were primarily invested into overnight time deposits at the Federal Home Loan Bank of Indianapolis. Management will seek out alternative investments, such as US Treasury Notes or US Agencies, from time to time when the terms of these investments outperform time deposit terms or for asset/liability matching purposes.

Results of Operations
---------------------

The Company had net income of $230,000 during the three months ended March 31, 2002 as compared to $179,000 for the three months ended March 31, 2001. This $51,000 increase in net income between the two periods represents a 28.5% increase. Net interest income was $1.4 million for the three months ended March 31, 2002 as compared to $1.2 million for the three month period ended March 31, 2001.

The Company felt the effects of interest rate drops during 2002. The Bank's deposits were able to reprice in proportion to the interest-earning assets, which repriced during this same time frame. As a result, net interest income was increased by approximately $200,000 when comparing the quarter ended March 31, 2002 to the quarter ended March 31, 2001. This occurrence held true, even though the Bank had less interest earning assets and more interest-bearing liabilities on the books during the quarter ended March 31, 2002 when compared to the quarter ended March 31, 2001.

Management continued to focus on increasing non-interest income and holding steady or reducing non-interest expenses during the quarter ended March 31, 2002. As a result of these efforts, non-interest income increased $91,000 or 37.6% from $242,000 for the three (3) months ended March 31, 2001 to $333,000 for the three (3) months ended March 31, 2002. This increase was primarily due to:

o    increased service charges on deposit accounts of $19,000,
o    increased gain on sale of loans of $36,000,
o and increased other operating income of $30,000 for the three (3) months ended March 31, 2002 .

The increase in service charges on deposit accounts can be attributed to more demand deposit accounts being serviced by the Bank coupled with fee change differences between periods. The increase in other operating income was primarily due to cash surrender value increases on Company owned life insurance.

Non-interest expenses increased $146,000 or 12.2% for the quarter ended March 31, 2002 compared to the same period in 2001. This increase was composed primarily of a $26,000 increase in other operating expense, an $8,000 increase in printing and office supplies and by increases of $29,000 and $75,000 in data processing fees and salaries, respectively. Management has made a commitment to continue to monitor all non-interest expenses to further reduce expenses when practicable.

Income taxes increased $66,000 for the three months ended March 31, 2002, when compared to the same period in 2001 primarily due to both the Company's increased pre-tax income and a decrease in the Company's tax exempt securities portfolio. The Company's effective tax rate was 31.5% during the quarter ended March 31, 2002 compared to 18.3% during the quarter ended March 31, 2001.

Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 2002, the Bank had $3.1 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1.2 million or .93% of net loans receivable at March 31, 2002 compared to $1.1 million or .88% of net loans receivable at December 31, 2001. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $1.6 million at both March 31, 2002 and December 31, 2001.

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

At March 31, 2002, the Bank's one-year cumulative interest-rate gap as a percent of total assets was a negative 12.7%. This negative interest-rate gap represents substantial risk for the Bank in an environment of rising interest rates. A negative interest-rate gap means the Bank's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was 1.66 % at March 31, 2002 and 1.37 % at December 31, 2001.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.


The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at March 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible loan prepayments or enforcement of due-on-sale clauses.

                                                           At March 31, 2002 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $  13,104     $   7,943     $   5,820     $     149     $  27,016
   Fixed rate mortgages                           3,717         2,749         3,269        17,559        27,294
   Commercial loans                              22,324         4,596         3,740         1,861        32,521
   Consumer loans                                14,229        14,078         4,966         1,507        34,780
   Tax-exempt loans and leases                      971           532           506           149         2,158
   Investments                                      838           555         1,085         1,149         3,627
   FHLB stock                                     1,025                                                   1,025
   Interest-bearing deposits                      9,600                                                   9,600
                                             --------------------------------------------------------------------
       Total interest-earning assets             65,808        30,453        19,386        22,374       138,021
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       44,901         9,508         5,960         1,146        61,515
   Other deposits                                38,318        14,722         5,192         1,576        59,808
   FHLB advances                                  1,500         1,500         5,500         5,000        13,500
                                             --------------------------------------------------------------------
       Total interest-bearing liabilities        84,719        25,730        16,652         7,722       134,823
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning         (18,911)        4,723         2,734        14,652         3,198
assets over interest-bearing liabilities
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (18,911)      (14,188)      (11,454)        3,198
Cumulative ratio at March 31, 2002 as a
percent of total assets                           (12.7)%        (9.5)%        (7.7)%         2.2%

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

Cash and interest-bearing deposits, when combined with investments, have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately twenty percent (20%) to twenty-five percent (25%) of total assets in cash, interest-bearing deposits and investments in order to satisfy the Company's need for liquidity and other short-term obligations. Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $13.5 million at March 31, 2002 and $15.5 million at December 31, 2001.

At March 31, 2002, the Bank had a tier 1 leverage ratio of approximately 7.43% and a total risk-based capital ratio of approximately 10.47%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk
-------           ----------------------------------------------------------

The Company qualifies as a small business issuer and is not required under
Section 229.305 of Regulation S-K to provide the information specified by this item.



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
                  (a) No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST COMMUNITY BANCSHARES, INC.

    Date:    May 10, 2002           By: /s/ Albert R. Jackson III
             ------------               --------------------------------
                                        Albert R. Jackson III
                                        Chief Executive Officer,
                                        Chief Financial Officer and Director