Form 10-Q
period 2002-06-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 2002-08-13
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission File No.  0-19618

                        FIRST COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

Indiana                                                               35-1833586
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

                                                 Yes  X     No
                                                     ---       ---


Outstanding Shares of Common Stock on August 1, 2002               1,044,926

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        -------

Forward Looking Statement.................................................. 3

Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets....................  4

                  Consolidated Condensed Statements of Income..............  5

                  Consolidated Condensed Statements of Comprehensive Income  6

                  Consolidated Condensed Statements of Stockholders' Equity  7

                  Consolidated Condensed Statements of Cash Flows..........  8

                  Notes to Unaudited Consolidated Condensed Financial
                  Statements...............................................  9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................... 10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 15

Part II.  Other Information:

    Item 1.  Legal Proceedings............................................. 15

    Item 2.  Changes In Securities......................................... 15

    Item 3.  Defaults Upon Senior Securities............................... 15

    Item 4.  Submission of Matters to a Vote of Security Holders........... 16

    Item 5.  Other Information............................................. 16

    Item 6.  Exhibits and Reports on Form 8-K.............................. 16

Signatures................................................................. 16

Certification of the Sarbanes-Oxley Act of 2002............................ 16

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

Item 1.           Financial Statements
-------           --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet

                                                                       June 30,       December 31,
                                                                         2002             2001
                                                                    -------------------------------
                                                                     (Unaudited)
Assets
     Cash and due from banks                                        $   1,762,957     $   1,683,913
     Short-term interest-bearing deposits                               4,211,995         5,003,537
                                                                    -------------------------------
         Cash and cash equivalents                                      5,974,952         6,687,450

     Investment securities available for sale                           6,699,770         3,968,964
     Mortgage loans held for sale                                         304,805           554,261
     Loans                                                            129,239,068       127,241,655
         Allowance for loan losses                                     (1,232,789)       (1,114,466)
                                                                    -------------------------------
              Net loans                                               128,006,279       126,127,189
     Premises and equipment                                             4,397,170         4,564,691
     Federal Home Loan Bank of Indianapolis stock, at cost              1,025,000         1,025,000
     Interest receivable                                                  863,122           849,933
     Cash value of life insurance                                       2,477,772         2,432,547
     Other assets                                                       1,120,441         1,167,454
                                                                    -------------------------------

         Total assets                                               $ 150,869,311     $ 147,377,489
                                                                    ===============================

Liabilities
     Deposits
         Noninterest-bearing                                        $  11,488,004     $  11,037,797
         Interest-bearing                                             112,000,880       106,685,724
                                                                    -------------------------------
              Total deposits                                          123,488,884       117,723,521
     Federal Home Loan Bank of Indianapolis advances                   13,500,000        15,500,000
     Other borrowings                                                   2,540,359         2,555,914
     Interest payable                                                     239,785           298,583
     Other liabilities                                                    971,321         1,108,065
                                                                    -------------------------------
         Total liabilities                                            140,740,349       137,186,083
                                                                    -------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,044,926 and 1,042,926 shares        7,058,865         7,043,990
     Retained earnings and contributed capital                          3,019,651         3,145,348
     Accumulated other comprehensive income                                50,446             2,068
                                                                    -------------------------------
         Total stockholders' equity                                    10,128,962        10,191,406
                                                                    -------------------------------

         Total liabilities and stockholders' equity                 $ 150,869,311     $ 147,377,489
                                                                    ===============================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                       ----------------------------------------------------------
                                                           2002            2001           2002            2001
                                                       ----------------------------------------------------------
Interest Income
     Loans, including fees                             $ 2,351,882     $ 2,781,903    $ 4,752,421     $ 5,538,938
     Investment securities
         Taxable                                            29,881          13,314         39,143          37,762
         Tax exempt                                         33,166          90,518         66,258         188,110
     Interest-bearing time deposits                         18,406          44,503         44,373          66,245
     Dividends                                              15,761          17,920         32,359          37,633
                                                       ----------------------------------------------------------
         Total interest income                           2,449,096       2,948,158      4,934,554       5,868,688
                                                       ----------------------------------------------------------

Interest Expense
     Deposits                                              765,779       1,352,425      1,592,771       2,797,581
     FHLB advances                                         192,974         223,171        388,843         444,822
     Other borrowings                                       46,589          46,672         92,851          93,196
                                                       ----------------------------------------------------------
         Total interest expense                          1,005,342       1,622,268      2,074,465       3,335,599
                                                       ----------------------------------------------------------

Net Interest Income                                      1,443,754       1,325,890      2,860,089       2,533,089
     Provision for loan losses                             790,000          69,250        861,500         103,500
                                                       ----------------------------------------------------------
Net Interest Income After Provision for Loan Losses        653,754       1,256,640      1,998,589       2,429,589
                                                       ----------------------------------------------------------

Other Income
     Trust fees                                              1,035           3,510         20,800          22,150
     Gain on sale of loans                                  15,166           1,980         53,972           4,648
     Service charges on deposit accounts                   200,222         188,008        371,092         340,288
     Gain on sale of securities                                  0          12,522              0          12,522
     Non-customer ATM fee income                            41,779          41,883         76,542          71,150
     Other operating income                                 82,058          33,359        151,007          72,010
                                                       ----------------------------------------------------------
         Total other income                                340,260         281,262        673,413         522,768
                                                       ----------------------------------------------------------

Other Expenses
     Salaries and employee benefits                        656,682         589,166      1,309,458       1,167,387
     Premises and equipment                                177,929         177,412        351,014         350,568
     Advertising                                            35,217          34,353         60,121          63,075
     Data processing fees                                  185,271         160,568        366,627         312,084
     Deposit insurance expense                               5,067          14,736         10,342          30,334
     Printing and office supplies                           46,270          43,402         88,893          78,195
     Legal and professional fees                            66,367          60,248        137,868         110,155
     Telephone expense                                      27,966          30,389         57,026          59,628
     Other operating expense                               170,991         150,907        332,341         285,768
                                                       ----------------------------------------------------------
         Total other expenses                            1,371,760       1,261,181      2,713,690       2,457,194
                                                       ----------------------------------------------------------

Income (Loss)  Before Income Tax                          (377,746)        276,721        (41,688)        495,163
     Income tax expense (benefit)                         (178,313)         63,930        (72,533)        103,822
                                                       ----------------------------------------------------------

Net Income (loss)                                      $  (199,433)    $   212,791    $    30,845     $   391,341
                                                       ==========================================================

Basic earnings (loss) per share                        $      (.19)    $       .20    $       .03     $       .38
Diluted earnings (loss) per share                      $      (.19)    $       .20    $       .03     $       .36
Dividends per share                                    $       .05     $       .04    $       .10     $       .08

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)


                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                  June 30,
                                                          -------------------------------------------------
                                                             2002          2001         2002         2001
                                                          -------------------------------------------------
Net income (loss)                                         $(199,433)    $ 212,791    $  30,845    $ 391,341
Other comprehensive income, net of tax
             Unrealized holding gains arising during
             the period, net of tax expense of
             $30,693, $7,214, $32,232 and $67,591            46,444        11,002       48,378      103,091

             Less:  Reclassification adjustment for
             gains included in net income, net of tax
             expense of $0, $4,959, $0 and $4,959                 0         7,563            0        7,563
                                                          -------------------------------------------------
                                                             46,444         3,439       48,378       95,528
                                                          -------------------------------------------------
 Comprehensive income (loss)                              $(152,989)    $ 216,230    $  79,223    $ 486,869
                                                          =================================================


See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)


                                                                           Retained
                                               Common Stock                Earnings        Accumulated
                                        ----------------------------          And             Other
                                          Shares                          Contributed     Comprehensive
                                        Outstanding         Amount          Capital           Income         Total
                                        -----------------------------------------------------------------------------
Balances, January 1, 2002                 1,042,926      $ 7,043,990      $ 3,145,348     $     2,068     $10,191,406

    Net income for the period                                                  30,845                          30,845
    Unrealized gains on securities                                                             48,378          48,378
    Cash dividends                                                           (156,542)                       (156,542)
    Options exercised, net of cost            2,000           14,875                                           14,875
                                        -----------------------------------------------------------------------------

Balances, June 30, 2002                   1,044,926      $ 7,058,865      $ 3,019,651     $    50,446     $10,128,962
                                        =============================================================================



See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  -----------------------------
                                                                                     2002              2001
                                                                                  -----------------------------
Operating Activities
     Net income                                                                   $     30,845     $    391,341
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                                       861,500          103,500
       Depreciation and amortization                                                   180,497          184,655
       Investment securities amortization (accretion)                                   17,391           35,509
            Gain on sale of securities                                                       0          (12,522)

     Net change in:
     Cash value of life insurance                                                      (45,225)         (42,709)
     Interest receivable                                                               (13,189)         171,073
     Interest payable                                                                  (58,798)         (98,395)
     Mortgage loans held for sale                                                      249,456                0
     Other adjustments                                                                (425,479)          91,160
                                                                                  -----------------------------
            Net cash provided by operating activities                                  796,998          823,612
                                                                                  -----------------------------

Investing Activities
     Proceeds from paydowns, and  maturities, of securities available for sale         395,715        2,517,113
     Purchases of securities available for sale                                     (3,063,302)               0
     Proceeds from paydowns,  maturities, and sales of securities held to maturity           0          150,769
     Purchases of FHLB stock                                                                 0         (147,200)
     Net change in loans                                                            (2,711,959)      (3,221,349)
     Purchases of property and equipment                                               (12,976)         (67,103)
     Proceeds received from sale of other real estate                                  222,639                0
                                                                                  -----------------------------
            Net cash provided used in investing activities                          (5,169,883)        (767,770)
                                                                                  -----------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                                 3,720,968        9,273,607
       Certificates of Deposit                                                       2,044,395       (6,451,245)
     Proceeds from borrowings                                                                0        3,500,000
     Repayment of borrowings                                                        (2,015,555)      (1,015,062)
     Purchase of stock                                                                       0                0
     Cash dividends                                                                   (104,296)         (83,234)
     Rights and options exercised, net of costs                                         14,875           12,625
                                                                                  -----------------------------
            Net cash provided used in financing activities                           3,660,387        5,236,691
                                                                                  -----------------------------

Net Change in Cash and Cash Equivalents                                               (712,498)       5,292,533

Cash and Cash Equivalents, Beginning of Period                                       6,687,450        4,886,382
                                                                                  -----------------------------

Cash and Cash Equivalents, End of Period                                          $  5,974,952     $ 10,178,915
                                                                                  =============================

Supplemental cash flow disclosures
     Interest paid                                                                $  2,133,263     $  3,433,994
     Held to maturity securities transferred to available for sale
     securities                                                                              0        1,196,445
     Income tax paid                                                                   325,600                0
     Loans to finance the sale of real estate owned                                     87,300           98,790
     Dividend payable                                                                   52,246           41,677

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                                  June 30, 2002


Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2001, Annual Report to Stockholders'. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet of the company as December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings (Loss) Per Share
---------------------------------

                                               Three Months Ended                            Three Months Ended
                                                  June 30, 2002                                 June 30, 2001
                                                  -------------                                 -------------
                                                    Weighted                                       Weighted
                                                    Average       Per Share                        Average     Per Share
                                         (Loss)      Shares         Amount             Income       Shares       Amount
                                         ------      ------         ------             ------       ------       ------
Basic earnings (loss)  per share
      Income (loss) available to
       common stockholders             $ (199,433)     1,043,651    $ (.19)           $ 212,791     1,041,223     $ .20
                                                                  =========                                    =========

Effect of dilutive stock options                               0                                           78
Effect of convertible debt                      0              0                         10,568        90,910
                                      ---------------------------                    -------------------------
Diluted earnings (loss) per share
      Income (loss) available to
       common stockholders and
       assumed conversions             $ (199,433)     1,043,651   $ (.19)            $ 223,358     1,132,211     $ .20
                                      =====================================          ===================================

                                               Six Months Ended                               Six Months Ended
                                                 June 30, 2002                                  June 30, 2001
                                                 -------------                                  -------------
                                                   Weighted                                        Weighted
                                                    Average       Per Share                        Average     Per Share
                                        Income      Shares          Amount             Income       Shares       Amount
                                        ------      ------          ------             ------       ------       ------
Basic earnings per share
      Income available to common
       stockholders                     $ 30,845       1,043,291     $ .03            $ 391,341     1,040,611     $ .38
                                                                  =========                                    =========

Effect of dilutive stock options                           1,717                                          128
Effect of convertible debt                     0               0                         21,136        90,910
                                      ---------------------------                    -------------------------
Diluted earnings per share
      Income available to  common
       stockholders and assumed
       conversions                      $ 30,845       1,045,008     $ .03            $ 412,477     1,131,649     $ .36
                                      =====================================          ===================================


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

Critical Accounting Policies
----------------------------

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages F-7 through F-9 of the Annual Report to Stockholders for the year ended December 31, 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently uncertain. At this time management believes that its critical accounting policies include determining the allowance for loan losses.

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.


Financial Condition
-------------------

Total assets increased $3.5 million, or 2.4%, to $150.9 million at June 30, 2002, from $147.4 million at December 31, 2001. Net loans increased from $126.1 million on December 31, 2001 to $128.0 million on June 30, 2002. Deposits increased from $117.7 million on December 31, 2001 to $123.5 million on June 30, 2002, an increase of 4.9%. FHLB advances decreased $2.0 million or 12.9% during the same time frame. Stockholders' equity was $10.1 million at June 30, 2002 as compared to $10.2 million at December 31, 2001.

The Bank has experienced demand in both its commercial and installment sections of the loan portfolio during the six months ended June 30, 2002. The increase in net loans of $1.9 million was primarily funded by deposit growth. Management may seek out alternative funding sources, such as FHLB advances, from time to time when the terms of these funding sources outperform traditional deposit terms in the Bank's primary markets or for asset-liability matching purposes.


Results of Operations Comparison of Three Months Ended June 30, 2002 and June 30, 2001
------------------------------------------------------------------------

The Company had a net loss of $199,000 for the three months ended June 30, 2002 compared to $213,000 for the three months ended June 30, 2001, a decrease of $412,000. Net interest income increased to $1.4 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001, an increase of $118,000 or 8.9%.

The Company made a $790,000 provision for loan losses for the three months ended June 30, 2002 compared to a $69,000 provision in the same period last year. The increased provision was for the commercial loan portfolio and was primarily necessary due to continued weakness in the general economy of the Indianapolis metro area and due to the charge off of two loans that were partially unreserved. The Company believes that there is potential for recovery of these charged off loans, but the recoveries may be over several quarters. The loan loss reserve calculations are reviewed monthly by both the Bank's senior lending officer and the board of directors. The calculations consider all loans in the portfolio, with special consideration given to classified loans and non-performing loans. The Company believes the current loan loss reserve levels are adequate at this time.

The Company continued to feel effects of interest rate drops of 2001 during 2002. The Bank's deposits were able to reprice in proportion to the interest-earning assets, which repriced during this same time frame. As a result, net interest income was increased by approximately $100,000 when comparing the quarter ended June 30, 2002 to the quarter ended June 30, 2001.

Management continued to focus on increasing non-interest income and holding steady or reducing non-interest expenses during the quarter ended June 30, 2002. As a result of these efforts, non-interest income increased $59,000 or 21% from $281,000 for the three months ended June 30, 2001 to $340,000 for the three months ended June 30, 2002. This increase was primarily due to:

o    Increased service charges on deposit accounts of $12,000
o    Increased realized gain on sale of loans of $13,000
o And increases other operating income of $49,000 for the three months ended June 30, 2002.

The increase in service charges on deposit accounts can be attributed to more demand deposit accounts being serviced by the Bank coupled with fee change differences between periods. The increases in other operating income is primarily due to credit card merchant and interchange fees, and cash surrender value increases on Company owned life insurance.

Non-interest expenses increased $111,000 during the quarter ended June 30, 2002, when compared to the quarter ended June 30, 2001. The primary increase of $68,000 between periods was in salaries and employee benefits expenses. Data processing fees also increased to $185,000 for the three months ended June 30, 2002 from $161,000 for the three months ended June 30, 2001. These increases are primarily related to servicing more demand deposit, savings accounts, and loan accounts. Management has made a commitment to continue to monitor all non-interest expenses to further reduce expenses when practicable.

Income taxes decreased $242,000 for the three months ended June 30, 2002, when compared to the same period in 2001 primarily due to a decrease in pretax income caused by an increased provision for loan losses.


Results of Operations Comparison of Six Months Ended June 30, 2002 and June 30, 2001
----------------------------------------------------------------------

The Company reported net income of $31,000 for the six months ended June 30, 2002, a decrease of $360,000 or 92.1% over the $391,000 reported for the six months ended June 30, 2001. Net interest income increased, $327,000, to $2.9 million for the six months ended June 30, 2002, compared to $2.5 million for the six months ended June 30, 2001. This represents a 12.9% increase between the two periods.

The Company made a $862,000 provision for loan losses for the six months ended June 30, 2002 compared to a $104,000 provision for the six months ended June 30, 2001. As previously discussed, loan loss reserves are reviewed monthly by both the Bank's senior lending officer and the board of directors.

Non-interest income increased by $151,000 or 28.8% for the six months ended June 30, 2002, compared to the year earlier period. Increases in number of demand deposit and savings accounts being serviced along with operational procedural changes have led to this improvement. The Company was servicing more demand deposits during the six months ended June 30, 2002 compared to the year ago period, which coupled with fee changes have increased service charges collected on deposit accounts by $31,000. The Company also recognized gains on the sale of loans of $54,000 during the six months ended June 30, 2002, compared to a gain on the sale of loans of $5,000 during the six months ended June 30, 2001. The increase in other operating income is primarily attributable to increases in credit card merchant and interchange fees, and cash surrender value of Company owned life insurance polices.

Non-interest expenses were $2.7 million for the six months ended June 30, 2002, compared to $2.5 million during the six months ended June 30, 2001. The Company has seen increases in salaries, premises, data processing, printing and office supplies, legal, and other expenses while experiencing decreases in advertising, FDIC insurance, and printing expenses during the comparable periods. The increased data processing fees can be attributed to servicing more demand, savings, and loan accounts. The primary decrease in non-interest expense is in deposit insurance, which decreased $20,000 to $10,000 during the six months ended June 30, 2002, compared to $30,000 during the six months ended June 30, 2001. Management is continuing to monitor all expense areas' and implementing systems or procedural changes when deemed beneficial to the Company.

Income taxes decreased $176,000 for the six months ended June 30, 2002, when compared to the same period in 2001, primarily due to a decrease in pretax income caused by an increased loan loss provision recorded in the second quarter of 2002.


Asset Quality
-------------

The Bank currently classifies loans as substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of June 30, 2002, the Bank had $4.4 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1.2 million, or .95% of loans receivable at June 30, 2002 compared to $1.1 million or .88% of net loans receivable at December 31, 2001. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $2.3 million at June 30, 2002 compared to $1.6 million at December 31, 2001.


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

At June 30, 2002, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 9.4%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was 1.65% at June 30, 2002 and 1.37% at December 31, 2001.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           At June 30, 2002 Maturing or Repricing
                                            ---------------------------------------------------------------
                                            One Year        1 - 3         3 - 5        Over 5
                                            or Less         Years         Years        Years         Total
                                            ---------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                $ 12,634      $  7,453      $  6,608      $    318     $ 27,013
   Fixed rate mortgages                        4,842         2,903         3,442        17,771       28,958
   Commercial loans                           22,735         4,193         3,560         1,382       31,870
   Consumer loans                             14,653        14,572         5,829         1,614       36,668
   Tax-exempt loans and leases                    47           457           100         1,744        2,348
   Investments                                   788         3,639         1,111         1,162        6,700
   FHLB stock                                  1,025                                                  1,025
   Interest-bearing deposits                   4,207                                                  4,207
                                            ---------------------------------------------------------------
       Total interest-earning assets          60,931        33,217        20,650        23,991      138,789
                                            ---------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                    42,663        10,831         6,579         1,324       61,397
   Other deposits                             30,959        12,925         5,172         1,410       50,466
   FHLB advances                               1,500         1,500         5,500         5,000       13,500

                                            ---------------------------------------------------------------
Total interest-bearing liabilities            75,122        25,256        17,251         7,734      125,363
                                            ---------------------------------------------------------------
Excess (deficiency) of interest-earning      (14,191)        7,961         3,399        16,257       13,426
assets over interest-bearing liabilities

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                 (14,191)       (6,230)       (2,831)       13,426

Cumulative ratio at June 30, 2002 as a
percent of total assets                        (9.41)%       (4.13)%       (1.88)%        8.90%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $13.5 million at June 30, 2002 and $15.5 million at December 31, 2001.

At June 30, 2002, the Bank had a tier 1 leverage ratio of approximately 7.12% and a total risk-based capital ratio of approximately 9.95%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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


                           Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  On May 29, 2002 the Company issued options for the purchase of 1,000 shares of common stock to each of four outside directors with an exercise price of $9.70 per share in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

                  On May 29, 2002 the Company issued 2,000 shares of common stock to an outside retired director upon exercise of outstanding options in reliance upon the exemption provided by
                  Section 4(2) of the Act.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------

                  On May 29, 2002, the Company held its annual meeting of shareholders. A total of 991,868 shares were represented in person or by proxy at the meeting out of a total of 1,042,926 voting shares eligible. Mr. Frank D. Neese and Mr. Roy Martin Umbarger, were re-elected to the Board of Directors for a three-year terms expiring in 2005. Mr. Neese received 989,212 shares voted in favor of his re-election, 180 votes against and 2,576 votes abstained. Mr. Umbarger received a total of 989,147 shares voted in favor of his re-election, 145 votes against, and 2,576 votes abstained. Continuing Directors include, Dr. Merrill Wesemann, M.D., Mr. Albert R. Jackson, III and Mr. Albert R. Jackson, Jr. Dr. Wesemann and Mr. Albert R. Jackson, III terms will expire in 2003. The term for Mr. Albert R. Jackson, Jr. will expire in 2004.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
-------           --------------------------------
                  (a) No reports were filed on Form 8-K during the quarter ended June 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST COMMUNITY BANCSHARES, INC.

    Date: August 13, 2002            By: /s/ Albert R. Jackson III
          ---------------                --------------------------------
                                         Albert R. Jackson III
                                         Chief Executive Officer and Director

    Date: August 13, 2002            By: /s/ Brian D. Heilers
          ---------------                --------------------------------
                                         Brian D. Heilers
                                         Vice President of Finance


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First Community Bancshares, Inc. (the "Company") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert
R. Jackson III, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods stated therein.


By: /s/ Albert R. Jackson, III
    --------------------------
     Chief Executive Officer and Chief Financial Officer
     August 13, 2002