Form 10-Q
period 2002-09-30
FIRST COMMUNITY BANCSHARES INC /IN
filed 2002-11-15
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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

Indiana 35-1833586 (State or other jurisdiction of incorporation or (IRS Employer Identification No.)
organization)

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

                             Yes  X  No
                                 ---    ---

Outstanding Shares of Common Stock on November 1, 2002          1,044,926

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

Part I. Financial Information:

    Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets..........................4

               Consolidated Condensed Statements of Income....................5

               Consolidated Condensed Statements of Comprehensive Income .....6

               Consolidated Condensed Statements of Stockholders' Equity......7

               Consolidated Condensed Statements of Cash Flows................8

               Notes to Unaudited Consolidated Condensed Financial Statements.9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk......15

    Item 4.  Controls and Procedures.........................................15

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

    Item 3.  Defaults Upon Senior Securities.................................16

    Item 4.  Submission of Matters to a Vote of Security Holders.............16

    Item 5.  Other Information...............................................16

    Item 6.  Exhibits and Reports on Form 8-K................................16

Signatures...................................................................16

Certification pursuant to the Sarbanes-Oxley Act of 2002.....................17

Certification of Controls and Procedures.....................................17

                            FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; the status of the economy in our market area; decisions made with respect to the classification of loans and the amount of our loan loss reserves; or regulatory changes.

Item 1.           Financial Statements
-------           --------------------

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet

                                                                      September 30,      December 31,
                                                                           2002             2001
                                                                     --------------------------------
                                                                       (Unaudited)
Assets
     Cash and due from banks                                         $   6,648,693      $   1,683,913
     Short-term interest-bearing deposits                                1,951,033          5,003,537
                                                                     --------------------------------
         Cash and cash equivalents                                       8,599,726          6,687,450

     Investment securities available for sale                            3,441,362          3,968,964
     Mortgage loans held for sale                                          359,390            554,261
     Loans                                                             128,360,426        127,241,655
         Allowance for loan losses                                      (1,251,795)        (1,114,466)
                                                                     --------------------------------
              Net loans                                                127,108,631        126,127,189
     Premises and equipment                                              4,336,358          4,564,691
     Federal Home Loan Bank of Indianapolis stock, at cost               1,025,000          1,025,000
     Interest receivable                                                   706,738            849,933
     Cash value of life insurance                                        2,510,154          2,432,547
     Other assets                                                        1,170,641          1,167,454
                                                                     --------------------------------

         Total assets                                                $ 149,258,000      $ 147,377,489
                                                                     ================================

Liabilities
     Deposits
         Noninterest-bearing                                         $  13,488,048      $  11,037,797
         Interest-bearing                                              107,929,799        106,685,724
                                                                     --------------------------------
              Total deposits                                           121,417,847        117,723,521
     Federal Home Loan Bank of Indianapolis advances                    13,500,000         15,500,000
     Other borrowings                                                    2,532,146          2,555,914
     Interest payable                                                      229,644            298,583
     Other liabilities                                                   1,073,019          1,108,065
                                                                     --------------------------------
         Total liabilities                                             138,752,656        137,186,083
                                                                     --------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding - 1,044,926 and 1,042,926 shares         7,058,865          7,043,990
     Retained earnings and contributed capital                           3,387,765          3,145,348
     Accumulated other comprehensive income                                 58,714              2,068
                                                                     --------------------------------
         Total stockholders' equity                                     10,505,344         10,191,406
                                                                     --------------------------------

         Total liabilities and stockholders' equity                  $ 149,258,000      $ 147,377,489
                                                                     ================================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                      ------------------------------------------------------------
                                                          2002            2001           2002           2001
                                                      ------------------------------------------------------------
Interest Income
     Loans, including fees                            $  2,415,090   $  2,781,189    $  7,167,511   $  8,320,127
     Investment securities
         Taxable                                            29,961          9,784          69,104         47,546
         Tax exempt                                         30,962         55,171          97,220        243,281
     Interest-bearing time deposits                         14,036         17,952          58,409         84,197
     Dividends                                              16,147         18,263          48,506         55,896
                                                      ------------------------------------------------------------
         Total interest income                           2,506,196      2,882,359       7,440,750      8,751,047
                                                      ------------------------------------------------------------

Interest Expense
     Deposits                                              714,904      1,125,798       2,307,675      3,923,379
     FHLB advances                                         195,186        230,656         584,029        675,478
     Other borrowings                                       46,252         46,857         139,103        140,053
                                                      ------------------------------------------------------------
         Total interest expense                            956,342      1,403,311       3,030,807      4,738,910
                                                      ------------------------------------------------------------

Net Interest Income                                      1,549,854      1,479,048       4,409,943      4,012,137
     Provision for loan losses                              60,000        118,750         921,500        222,250
                                                      ------------------------------------------------------------
Net Interest Income After Provision for Loan Losses      1,489,854      1,360,298       3,488,443      3,789,887
                                                      ------------------------------------------------------------

Other Income
     Trust fees                                              7,358          8,456          28,158         30,606
     Gain on sale of loans                                  58,753          7,321         112,725         11,969
     Service charges on deposit accounts                   214,746        173,926         585,838        514,214
        Gain on sale of securities                          48,077         33,018          48,077         45,540
        Non-customer ATM fee income                         45,457         42,327         121,999        113,477
     Other operating income                                106,190         30,648         257,197        102,658
                                                      ------------------------------------------------------------
         Total other income                                480,581        295,696       1,153,994        818,464
                                                      ------------------------------------------------------------

Other Expenses
     Salaries and employee benefits                        649,152        600,737       1,958,610      1,768,124
     Premises and equipment                                182,223        174,491         533,237        525,059
     Advertising                                            30,396         33,878          90,517         96,953
     Data processing fees                                  187,836        167,855         554,463        479,939
     Deposit insurance expense                               5,095         14,821          15,437         45,155
     Printing and office supplies                           35,325         42,970         124,218        121,165
     Legal and professional fees                            48,303         39,227         186,171        149,382
     Telephone expense                                      28,909         29,094          85,935         88,722
     Other operating expense                               164,504        148,880         496,845        434,648
                                                      ------------------------------------------------------------
         Total other expenses                            1,331,743      1,251,953       4,045,433      3,709,147
                                                      ------------------------------------------------------------

Income Before Income Tax                                   638,692        404,041         597,004        899,204
     Income tax expense                                    218,332        131,168         145,799        234,990
                                                      ------------------------------------------------------------

Net Income                                            $    420,360   $    272,873     $   451,205    $   664,214
                                                      ============================================================

Basic earnings per share                              $        .40   $        .26     $       .43    $       .64
Diluted earnings per share                            $        .38   $        .25     $       .43    $       .61
Dividends per share                                   $        .05   $        .04     $       .20    $       .12

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                        --------------------------------------------------------------
                                                             2002             2001            2002             2001
                                                        --------------------------------------------------------------
  Net income                                             $  420,360       $  272,873     $  451,205        $  664,214
  Other comprehensive income, net of tax
       Unrealized holding gains arising during the
       period, net of tax expense of $24,467,
       $7,487, $56,198 and $75,108                           37,302           11,419         85,680           114,510
       Less:  Reclassification adjustment for gains
       included in net income, net of tax benefit
                expense of  $19,043, $13,075, $19,043
                and $18,034                                 29,034           19,943          29,034            27,506
                                                        --------------------------------------------------------------
                                                              8,268           (8,524)        56,646            87,004
                                                        --------------------------------------------------------------
   Comprehensive income                                  $  428,628       $  264,349     $  507,851        $  751,218
                                                        ==============================================================



See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                                       Retained
                                             Common Stock              Earnings         Accumulated
                                     ------------------------------       And              Other
                                        Shares                        Contributed      Comprehensive
                                      Outstanding       Amount          Capital           Income          Total
                                     ------------------------------------------------------------------------------
Balances, January 1, 2002             1,042,926        $7,043,990      $3,145,348         $ 2,068      $10,191,406

    Net income for the period                                             451,205                          451,205
    Unrealized gains on securities                                                         56,646           56,646
    Cash dividends                                                       (208,788)                        (208,788)
     Options exercised, net of cost       2,000            14,875                                           14,875
                                     ------------------------------------------------------------------------------

Balances, September 30, 2002          1,044,926        $7,058,865      $3,387,765       $  58,714     $ 10,505,344
                                     ==============================================================================







See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                              2002              2001
                                                                         ------------------------------
Operating Activities
     Net income                                                          $    451,205      $    664,214
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                              921,500           222,250
       Depreciation and amortization                                          271,417           278,264
       Investment securities amortization                                      28,627            43,494
            Gain on sale of securities                                        (48,077)          (45,540)
         Net change in:
            Cash value of life insurance                                      (77,607)          (57,780)
            Interest receivable                                               143,195           218,010
            Interest payable                                                  (68,939)         (138,640)
            Mortgage loans held for sale                                      194,871        (1,549,362)
         Other  adjustments                                                   (77,978)          294,868
                                                                         ------------------------------
              Net cash provided by (used in) operating activities           1,738,214           (70,222)
                                                                         ------------------------------

Investing Activities
     Proceeds from paydowns,  maturities, and sales of securities
        available-for-sale                                                  3,704,744         6,362,193
     Purchases of securities available-for-sale                            (3,063,302)                0
     Proceeds from paydowns,  maturities, and sales of securities
        held-to-maturity                                                            0           150,769
        Purchases of FHLB stock                                                     0          (247,200)
     Net change in loans                                                   (2,209,033)       (3,829,169)
     Purchases of property and equipment                                      (43,084)          (75,776)
     Proceeds received from sale of other real estate                         255,846                 0
                                                                         ------------------------------
              Net cash provided by (used in) investing activities          (1,354,829)        2,360,817
                                                                         ------------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                       13,226,902         2,766,830
       Certificates of Deposit                                             (9,532,576)       (7,481,074)
     Proceeds from borrowings                                                       0         8,000,000
     Repayment of borrowings                                               (2,023,768)       (5,522,522)
     Cash dividends                                                          (156,542)         (124,909)
     Rights and options exercised, net of costs                                14,875            20,625
                                                                         ------------------------------
              Net cash provided by (used in)  financing activities          1,528,891        (2,341,050)
                                                                         ------------------------------

Net Change in Cash and Cash Equivalents                                     1,912,276           (50,455)

Cash and Cash Equivalents, Beginning of Period                              6,687,450         4,886,382
                                                                         ------------------------------

Cash and Cash Equivalents, End of Period                                 $  8,599,726      $  4,835,927
                                                                         ==============================

Supplemental cash flow disclosures
       Interest paid                                                     $  3,099,746      $  4,877,550
       Held-to-maturity securities transferred to available-for-sale
         securities                                                                 0         1,196,445
       Income tax paid                                                        410,900                 0
       Loans transferred to real estate owned                                 241,927           305,091
       Loans to finance the sale of real estate owned                          87,300            98,790
       Dividend payable                                                        52,246            41,717

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Condensed Financial Statements
                               September 30, 2002


Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2001, Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share
--------------------------

                                                Three Months Ended                           Three Months Ended
                                                September 30, 2002                           September 30, 2001
                                                ------------------                           ------------------
                                                    Weighted                                       Weighted
                                                    Average       Per Share                        Average     Per Share
                                         Income      Shares         Amount             Income       Shares       Amount
                                         ------      ------         ------             ------       ------       ------
Basic earnings  per share
      Income available to
            common stockholders          $ 420,360     1,044,926  $    .40            $ 272,873     1,042,154     $ .26
                                                                  =========                                    =========

Effect of dilutive stock options                             609                                          505
Effect of convertible debt            10,568              90,910                     10,568            90,910
                                      ---------------------------                    ------------------------
Diluted earnings  per share
      Income available to common
       stockholders and assumed
       conversions                       $ 430,928     1,136,445     $ .38            $ 283,441     1,133,569     $ .25
                                      =====================================          ===================================

                                                 Nine Months Ended                            Nine Months Ended
                                                September 30, 2002                           September 30, 2001
                                                ------------------                           ------------------
                                                   Weighted                                        Weighted
                                                    Average       Per Share                        Average     Per Share
                                        Income      Shares          Amount             Income       Shares       Amount
                                        ------      ------          ------             ------       ------       ------
Basic earnings per share
      Income available to common
       stockholders                    $ 451,205       1,043,842     $ .43            $ 664,214     1,040,131     $ .64
                                                                  =========                                    =========

Effect of dilutive stock options                           1,348                                          253
Effect of convertible debt                31,704          90,910                         31,704        90,910
                                      ---------------------------                    -------------------------
Diluted earnings per share
      Income available to  common
       stockholders and assumed
       conversions                      $482,909       1,136,100     $ .43            $ 695,918     1,132,294     $ .61
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


Financial Condition
-------------------

Total assets increased $1.9 million, or 1.3%, to $149.3 million at September 30, 2002, from $147.4 million at December 31, 2001. Net loans increased from $126.1 million on December 31, 2001 to $127.1 million on September 30, 2002. Deposits increased from $117.7 million on December 31, 2001 to $121.4 million on September 30, 2002, an increase of 3.1%. FHLB advances decreased $2.0 million or 12.9% during the same time frame. Stockholders' equity was $10.5 million at September 30, 2002 as compared to $10.2 million at December 31, 2001.

The Bank has experienced demand in both its commercial and installment sections of the loan portfolio during the nine months ended September 30, 2002. The increase in net loans of $1.0 million was primarily funded by deposit growth. Management may seek out alternative funding sources, such as FHLB advances, from time to time when the terms of these funding sources outperform traditional deposit terms in the Bank's primary markets or for asset-liability matching purposes.


Results of Operations Comparison of Three Months Ended September 30, 2002 and September 30, 2001
-------------------------------------------------------------------------

The Company had a net income of $420,000 for the three months ended September 30, 2002 compared to net income of $273,000 for the three months ended September 30, 2001, an increase of $147,000 or 54%. This increase in net income is a result of continued lowered interest rates and management's focus on increasing non-interest income.

The Bank's net interest income increased from $1.5 million for the three months ended September 30, 2001 to approximately $1.6 million for the three months ended September 30, 2002, an increase of $71,000. This increase is primarily due to the interest rate reductions that occurred during 2001 with interest rates remaining at these lower levels throughout 2002. The Bank's deposits were able to reprice in a higher proportion to the interest-earning assets, which repriced during this same time frame.

The Company made a $60,000 provision for loan losses for the three months ended September 30, 2002 compared to $119,000 for three months ended September 30, 2001, or a decrease of $59,000. The loan loss reserve calculations are reviewed monthly by both the Bank's senior lending officer and the board of directors. The calculations consider all loans in the portfolio, with special consideration given to classified loans and non-performing loans. The Company believes the current loan loss reserve levels are adequate at this time.

Management continued to focus on increasing non-interest income and holding steady or reducing non-interest expenses during the quarter ended September 30, 2002. As a result of these efforts, non-interest income increased $185,000 or 63% from $296,000 for the three months ended September 30, 2001 to $481,000 for the three months ended September 30, 2002. This increase was primarily due to:

o    Increased service charges on deposit accounts of $41,000
o    Increased realized gain on sale of loans of $52,000
o Increased other operating income of $76,000 for the three months ended September 30, 2002.

The increase in service charges on deposit accounts is attributable to more demand deposit accounts being serviced by the Bank coupled with fee change differences between periods. The increases in other operating income is primarily due to credit card merchant and interchange fees, and cash surrender value increases on Company owned life insurance.

Non-interest expenses increased $80,000 during the quarter ended September 30, 2002, when compared to the quarter ended September 30, 2001. The increase between periods was in primarily due to salaries and employee benefits expenses, which increased to $649,000 at for the quarter ending September 30, 2002 compared to $601,000 for the same period ending September 30, 2001. Data processing fees also increased to $188,000 for the three months ended September 30, 2002 from $168,000 for the three months ended September 30, 2001. These increases are primarily related to servicing more demand deposit, savings accounts, and loan accounts. Management has made a commitment to continue to monitor all non-interest expenses to further reduce expenses when practicable.

Income taxes increased $87,000 for the three months ended September 30, 2002, when compared to the same period in 2001 primarily due to an increase in pretax income over the same period last year.


Results of Operations Comparison of Nine Months Ended September 30, 2002 and September 30, 2001
-----------------------------------------------------------------------------

The Company reported net income of $451,000 for the nine months ended September 30, 2002, a decrease of $213,000 or 32% from the $664,000 reported for the nine months ended September 30, 2001. Net interest income increased, $398,000, to $4.4 million for the nine months ended September 30, 2002, compared to $4.0 million for the nine months ended September 30, 2001. This represents a 10% increase between the two periods.

The Company made a $922,000 provision for loan losses for the nine months ended September 30, 2002 compared to a $222,000 provision for the nine months ended September 30, 2001. An increased provision was taken during the second quarter and allocated to the commercial loan portfolio, which was necessary primarily due to continued weakness in the general economy of the Indianapolis metro area and due to the charge off of two loans that were partially unreserved. The Company believes that there is potential for recovery of these charged off loans, but the recoveries may be over several quarters. As previously discussed, loan loss reserves are reviewed monthly by both the Bank's senior lending officer and the board of directors.

Non-interest income increased by $336,000 or 41% for the nine months ended September 30, 2002, compared to the year earlier period. Increases in number of demand deposit and savings accounts being serviced along with operational procedural changes have led to this improvement. The Company was servicing more demand deposits during the nine months ended September 30, 2002 compared to the year ago period. This increased volume in deposit servicing, coupled with fee structural changes, have increased service charges collected on deposit accounts by $72,000. The Company also recognized gains on the sale of loans of $113,000 during the nine months ended September 30, 2002, compared to a gain on the sale of loans of $12,000 during the nine months ended September 30, 2001. The increase in other operating income is primarily attributable to increases in credit card merchant and interchange fees, and cash surrender value of Company owned life insurance polices.

Non-interest expenses were $4.0 million for the nine months ended September 30, 2002, compared to $3.7 million during the nine months ended September 30, 2001. The Company has seen increases in salaries, premises, data processing, printing and office supplies, legal, and other expenses while experiencing decreases in advertising, FDIC insurance, and telephone expenses during the comparable periods. The increased data processing fees can be attributed to servicing more demand, savings, and loan accounts. The primary increase in non-interest expense is in salaries and benefits expense, which increased $191,000 to $2.0 million during the nine months ended September 30, 2002, compared to $1.8 million during the nine months ended September 30, 2001. Management is continuing to monitor all expense areas and implementing systems or procedural changes when deemed beneficial to the Company.

Income taxes decreased $89,000 for the nine months ended September 30, 2002, when compared to the same period in 2001, primarily due to a decrease in pretax income caused by an increased loan loss provision recorded in the second quarter of 2002.

Asset Quality
-------------

The Bank currently classifies loans as "substandard", "doubtful" and "loss" to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of September 30, 2002, the Bank had $4.4 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1.3 million, or .98% of net loans receivable at September 30, 2002 compared to $1.1 million or .88% of net loans receivable at December 31, 2001. A portion of classified loans are non-accrual loans. First Community had non-accrual loans totaling $1.8 million at September 30, 2002 compared to $1.6 million at December 31, 2001. All non-accrual loans are considered substandard.


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

At September 30, 2002, the Company's one-year cumulative interest-rate gap as a percent of total assets was a negative 4.9%. This negative interest-rate gap represents substantial risk for the Company in an environment of rising interest rates. A negative interest-rate gap means the Company's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was 1.79% at September 30, 2002 and 1.37% at December 31, 2001.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at September 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                         At September 30, 2002 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $  12,810    $   6,850      $   5,944    $     313      $  25,917
   Fixed rate mortgages                           6,147         2,889         3,250        16,389        28,675
   Commercial loans                              23,242         4,680         2,663         1,030        31,615
   Consumer loans                                15,564        14,199         5,926         1,689        37,378
   Tax-exempt loans and leases                       17           626           947         1,029         2,619
   Investments                                      681           481         1,160         1,119         3,441
   FHLB stock                                     1,025                                                   1,025
   Interest-bearing deposits                      1,949                                                   1,949
                                             --------------------------------------------------------------------
       Total interest-earning assets             61,435        29,725        19,890        21,569       132,619
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                       35,577       11,217          7,070         2,610        56,474
   Other deposits                                31,671       12,866          5,371         1,531        51,439
   FHLB advances                                  1,500        1,500          5,500         5,000        13,500
                                             --------------------------------------------------------------------
Total interest-bearing liabilities               68,748       25,583         17,941         9,141       121,413
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning          (7,313)       4,142          1,949        12,428        11,206
assets over interest-bearing liabilities
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                     (7,313)      (3,171)        (1,222)       11,206
Cumulative ratio at September 30, 2002 as
a percent of total assets                        (4.90)%      (2.13)%        (.82)%        7.51%

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

Cash and interest-bearing deposits, when combined with investments, have remained a relatively constant percent of total assets, while increasing in dollar volume. Management's goal is to maintain approximately fifteen percent (15%) to twenty percent (20%) of total assets in cash, interest-bearing deposits and investments in order to satisfy the Company's need for liquidity and other short-term obligations.

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $13.5 million at September 30, 2002 and $15.5 million at December 31, 2001.

At September 30, 2002, the Bank had a tier 1 leverage ratio of approximately 7.36% and a total risk-based capital ratio of approximately 10.22%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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


Item 4.           Controls and Procedures
-------           -----------------------

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date

(the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company is timely gathered, analyzed and disclosed to such officers within the Company, as appropriate, to allow timely decisions regarding required disclosure in the Company's reports filed under the Securities Exchange Act of 1934, as amended.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.


                           Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  None

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  None

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
-------           --------------------------------

                  (a) No reports were filed on Form 8-K during the quarter ended September 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST COMMUNITY BANCSHARES, INC.

    Date: November 14, 2002       By: /s/ Albert R. Jackson III
          -----------------           --------------------------------
                                      Albert R. Jackson III
                                      Chief Executive Officer and Director

    Date: November 14, 2002       By: /s/ Brian D. Heilers
          -----------------           --------------------------------
                                      Brian D. Heilers
                                      Vice President of Finance

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First Community Bancshares, Inc. (the "Company") on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert
R. Jackson, III, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods stated therein.


By: /s/ Albert R. Jackson, III
    ---------------------------------------------------
    Chief Executive Officer and Chief Financial Officer
    November 14, 2002



           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Albert R. Jackson III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Community Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Albert R. Jackson, III
    ---------------------------------------------------
    Chief Executive Officer and Chief Financial Officer
    November 14, 2002