Form 10-K
period 2002-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2003-03-31
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _____________ to _____________

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

Indicate by check mark whether the Registrant is an accelerated filer
Yes                No  X
    ---               ---

Aggregate market value of common stock held by
non-affiliates computed by reference to the
sale price of such stock as of June 28, 2002                      $10,344,767
Shares of common stock outstanding as of March 3, 2003:             1,044,926

                       DOCUMENT INCORPORATED BY REFERENCE.

The Registrant's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days of the close of the Registrant's fiscal year is incorporated by reference into Part III of this report.

                           FORM 10-K TABLE OF CONTENTS

                                                                            Page

Forward Looking Statement.....................................................3


PART I

Item  1.  Business............................................................3

Item  2.  Properties.........................................................13

Item  3.  Legal Proceedings..................................................13

Item  4.  Submission of Matters to a Vote of Security Holders................13


PART II


Item  5.  Market for Registrant's Common Equity and Related Stockholder

          Matters............................................................14

Item  6.  Selected Financial Data............................................15

Item  7.  Management's Discussion and Analysis of Financial Condition and

          Results of Operations..............................................15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........25

Item  8.  Financial Statements and Supplementary Data........................25

Item  9.  Changes in and Disagreements with Accountants on Accounting and

          Financial Disclosure...............................................25


PART III


Item 10.  Directors and Executive Officers of the Registrant.................26

Item 11.  Executive Compensation.............................................26

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....26

Item 13.  Certain Relationships and Related Transactions.....................26

Item 14.  Controls and Procedures............................................26


PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....27

Signatures...................................................................29

Certification pursuant to the Sarbanes-Oxley Act of 2002.....................30

Certification of Controls and Procedures.....................................31

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

                                     PART I

Item 1.  Business

General

First Community Bancshares, Inc. (the "Company") is primarily a one-bank holding company and was incorporated in 1991. The Company's primary asset is its wholly-owned banking subsidiary, First Community Bank & Trust ("First Community"), an Indiana-chartered commercial bank formerly known as Bargersville Federal Savings Bank. The Company is also the sole shareholder of First Community Real Estate Management, Inc. ("FCREMI"), which owns and leases branch offices to First Community.

At December 31, 2002, the Company had approximately $145.6 million of assets, net loans of approximately $121.0 million, deposits of approximately $119.6 million and stockholders' equity of approximately $10.5 million. First Community has offices located in Bargersville, Greenwood, Franklin, Indianapolis, Trafalgar, Whiteland, Edinburgh, and North Vernon, Indiana. As of December 31, 2002, First Community had 80 full time equivalent employees. Neither the Company nor FCREMI has any employees.

On November 20, 2002, the Company announced it had executed a non-binding agreement principle, which is expected to lead to the merger of the Company with and into a wholly-owned subsidiary of MainSource Financial Group, Inc. The agreement in principle provides that the Company's stockholders will receive $21 in cash for each share of common stock of the Company, and each holder of options to purchase common stock in the Company will receive $21.00 per share less the exercise price of such option. On March 27, 2003, the Company and MainSource Financial Group, Inc. executed a definitive merger agreement, upon the same terms as set forth in the agreement in principle. The consummation of the merger transaction is subject to various regulatory approvals and the approval of the stockholders of the Company.

First Community's deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). First Community is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis. First Community is subject to comprehensive regulation, examination and supervision by the Indiana Department of Financial Institutions ("DFI") and the FDIC. The Company is subject to regulation by the Federal Reserve Board. The Federal Reserve Board has required the Company to make a commitment not to incur debt in excess of a 30% debt-to-equity ratio on an unconsolidated basis. As of December 31, 2002, the Company's debt-to-equity ratio on an unconsolidated basis was 9.6%.

The business of First Community consists primarily of attracting deposits from the general public, originating residential real estate, commercial and consumer loans and purchasing other types of investments. In addition, First Community originates first mortgage income-producing property real estate loans, second mortgage one-to-four family home loans, secured home improvement loans, and savings deposit secured loans. Consumer loans include, among others, new and used automobile and other secured and unsecured personal loans. First Community offers commercial loans to area businesses in addition to new home construction loans and business lines of credit. First Community also invests in various federal agency, state, municipal and other investment securities permitted by applicable laws and regulations. The principal sources of funds for First Community's lending activities include deposits received from the general public, amortization and repayment of loans, sales of residential mortgages to the Federal National Mortgage Association ("FNMA"), maturity and sale of investment securities and FHLB advances.

First Community's primary sources of income are interest on loans, investment securities, interest-bearing deposits in other financial institutions, service charges on deposit accounts and income earned on the sale of mortgage loans on the secondary market. Its principal expenses are interest paid on deposit accounts and borrowings, salaries and employee benefits, premises and equipment expenses and other overhead expenses incurred in the operation of First Community.

Lending Activities

First Community's loans, before adjusting for direct loan origination costs and the allowance for loan losses, totaled $122.4 million at December 31, 2002. Of this amount, approximately $69.6 million or 56.9% represented fixed rate loans and adjustable rate loans comprised $52.7 million or 43.1%.

The following table sets forth information concerning the composition of First Community's loan portfolio in dollar amounts and percentages.

                                                                   At December 31
                                            --------------------------------------------------------
                                                        2002                           2001
                                            --------------------------------------------------------
                                                           Percent of                    Percent of
                                               Amount        Total           Amount         Total
                                            --------------------------------------------------------
                                                              (Dollars in 000's)
TYPE OF LOAN
Real estate loans
    Residential mortgages
    (1-4 single family homes)                  $37,536          31.02%       $46,585          37.08%
    Construction and land development            3,578          2.96           3,630          2.89
Commercial loans                                45,900         37.93          41,126         32.73
Installment loans                               31,441         25.98          32,094         25.55
Tax-exempt loans and leases                      2,818          2.33           2,370          1.89
Lease financing                                  1,113           .92             762           .61
                                            --------------------------------------------------------
    Loans, gross                               122,386        101.14         126,567        100.75
    Allowance for loan losses                   (1,495)        (1.24)         (1,114)         (.89)
    Deferred loan origination costs                116           .10             174           .14
                                            --------------------------------------------------------
    Loans, net                                $121,007         100.00%      $125,627         100.00%
                                            ========================================================

The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in First Community's loan portfolio based on contractual maturities. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter. Certain mortgage loans such as construction loans and second mortgage loans are included in the commercial and installment loan totals below. In addition, commercial real estate loans are included in mortgage loans below.

                                                          Remaining Maturities
                                  ----------------------------------------------------------------
                                      Balance
                                  Outstanding at
                                   December 31,      One Year       Over One Year    Over Five
                                       2002          or Less        To Five Years      Years
                                  ----------------------------------------------------------------
                                                        (Dollars in 000's)
Real estate loans                     $ 51,876        $18,409          $17,273        $16,194
Commercial loans                        28,332         15,429            8,081          4,822
Installment loans                       38,247         16,765           19,371          2,111
Tax-exempt loans and leases              2,818              0            1,897            921
Lease financing                          1,113              0              747            366
                                  ----------------------------------------------------------------
Total                                $ 122,386        $50,603          $47,369        $24,414
                                  ================================================================

The following table sets forth, as of December 31, 2002, the dollar amount of all loans maturing after December 31, 2002 showing those having a fixed interest rate and floating or adjustable interest rates.

                                                                    Floating or Adjustable
                                                   Fixed Rate                Rate
                                                --------------------------------------------
TYPE OF LOAN                                                    (Dollars in 000's)
Real estate loans                                       $25,395                $26,481
Commercial loans                                          7,883                 20,449
Installment loans                                        32,431                  5,816
Tax-exempt loans and leases                               2,818                      0
Lease financing                                           1,113                      0
                                                --------------------------------------------
                                                         69,640                 52,746
Less amount due within one year                          29,454                 21,149
                                                --------------------------------------------
Loans due after one year                                $40,186                $31,597
                                                ============================================

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

First Community has sold commercial real estate loans, from time to time, to other participating financial institutions. This type of activity is intended to reduce credit risk, enable additional credit extensions to large borrowers and for general liquidity needs of First Community. First Community retains servicing rights on these participations and receives servicing fees ranging from .125% to .375%. There were ten commercial real estate loan participations with an aggregate principal balance of $2.7 million as of December 31, 2002, as compared to eleven participations with an aggregate principal balance of approximately $3.2 million as of December 31, 2001. The largest outstanding loan participation of this type was $500,000 at December 31, 2002.

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

As was previously mentioned, First Community began selling residential fixed-rate mortgages to FNMA during the year ended December 31, 2001. This decision was made in order to offer competitive fixed rate mortgages without exposing First Community to the attendant interest rate risk, provide mortgage banking income and to enhance liquidity. First Community retains servicing rights on these mortgage sales and receives servicing fees ranging from .250% to ..375% on the outstanding principal balances of these loans. As of December 31, 2002, First Community was servicing 180 residential mortgage loans for FNMA with outstanding principal balances of approximately $14.4 million.

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

Commercial loans include loans secured by commercial real estate or deposits, single-payment loans, construction loans and loans for business purchases, operations, inventory and lines of credit. Generally, non-residential mortgage loans are at a greater interest rate than single-family residential loans.

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

The most recent loan approval limits were adopted by the Board of Directors in 2002 and are reviewed annually. The limits vary from officer to officer with a range of $1,500 to $70,000 for unsecured, and a range of $7,500 to $200,000 for secured. The loan officers committee or the board of directors loan committee must approve loans in excess of the above-mentioned limits.

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

Income from Lending Activities. First Community realizes interest income from its lending activities. Interest on loans comprised approximately 96.0% of First Community's total interest income for the year ended December 31, 2002.

Nonperforming Assets and Allowance for Loan Losses

Nonperforming assets consist of nonaccrual loans, restructured loans, past-due loans, real estate owned (acquired in foreclosure), and other repossessed assets. Nonaccrual loans are loans on which interest recognition has been suspended because they are 90 days past due as to interest or principal or because there is a question about First Community's ability to collect all principal and interest. First Community experienced an increase in nonaccrual loans between December 31, 2001 and December 31, 2002 primarily due to three different borrowers. The primary reasons causing the increase was due to a bankruptcy and delinquency of two separate borrowers and fraud discovered on one borrower. Reserves have been allocated towards any expected losses on these loans. Restructured loans of which there were none at either December 31, 2002 or December 31, 2001, are loans where the terms have been modified to provide a reduction or deferral of interest or principal because of deterioration in the borrower's financial position. Past-due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments, and the amount of the loan is no greater than 80% of the fair market value of the collateral securing the loan or First Community has a reasonable expectation of collecting all past-due interest and principal.

The following table summarizes nonperforming assets as of the dates indicated.

                                                                              At December 31
                                                                         ------------------------
                                                                              2002        2001
                                                                         ------------------------
                                                                            (Dollars in 000's)
Nonaccrual loans                                                            $ 2,657     $ 1,630
Past-due loans 90 days or more (interest accruing)                              540          48
                                                                         ------------------------
Total non-performing loans                                                    3,197       1,678
Real estate owned                                                               203         305
Other repossessed assets                                                        156          33
                                                                         ------------------------
Total non-performing assets
                                                                            $ 3,556     $ 2,016
                                                                         ========================
Ratio of non-performing assets to total assets                                 2.44%       1.37%
Interest on non-performing loans that would have been included in income
                                                                               $129        $ 77
                                                                         ========================
Interest on non-performing loans that was included in income                    $16
                                                                                             $1
                                                                         ========================

At December 31, 2002, loans of $2,410,000 were identified as impaired by management. Loans are considered to be impaired when it becomes probable that First Community will be unable to collect all amounts due according to the contractual terms of the loan agreement. First Community has reserved $425,000 on its impaired loans.

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


The allowance for loan losses increased during the year ended December 31, 2002 compared to the year ended December 31, 2001 both due to additional loan balances outstanding in the portfolio and because of specific reserves allotted towards loans in non-accrual status. During 2002, First Community made a $1.6 million provision for loan losses. The increased provision taken during the second quarter and allocated to the commercial loan portfolio was necessary due to the continued weakness in the general economy of the Indianapolis metro area and the charge off of two loans that were partially unreserved.

Allocation of the Allowance for Loan Losses:

                                                            At December 31
                                                 2002                       2001
                                        -----------------------------------------------------
                                                     Percentage of             Percentage of
                                                     Loans to Total            Loans to Total
                                           Amount        Loans        Amount        Loans
                                        -----------------------------------------------------
                                                            (Dollars in 000's)
Real estate mortgage loans                   $137          30.7%       $125          36.8%
Construction and land development               7          2.9           36          2.9
Commercial loans                            1,106         38.4          524         33.1
Installment loans                             244         25.7          427         25.3
Tax-exempt loans and leases                     1          2.3            2          1.9
                                        ----------------------------------------------------
                                           $1,495         100.0%     $1,114         100.0%
                                        ====================================================

Summary of Loan Loss Experience:

                                                                            Year Ended December 31
                                                                           -------------------------
                                                                               2002         2001
                                                                           -------------------------
                                                                                (Dollars in 000's)
Balance at January 1                                                          $ 1,114      $ 1,007
Chargeoffs:
    Real estate mortgage loans                                                    (18)          (6)
    Commercial loans                                                           (1,027)         (51)
    Installment loans                                                            (169)        (159)
                                                                           -------------------------
       Total Chargeoffs                                                        (1,214)        (216)
                                                                           -------------------------
Recoveries:
    Real estate mortgage loans                                                      1            8
     Commercial loans                                                               2            0
    Installment loans                                                              38           26
                                                                           -------------------------
       Total Recoveries                                                            41           34
                                                                           -------------------------
Net Chargeoffs                                                                 (1,173)        (182)
                                                                           -------------------------
Provision for loan losses                                                       1,554          289
                                                                           -------------------------
Balance at December 31                                                        $ 1,495      $ 1,114
                                                                           =========================
Average loans during the year                                               $ 126,602    $ 127,269
Ratio of net chargeoffs to total average loans outstanding during the year        .93%         .14%

Investment Activities

The following table sets forth the carrying value of First Community's investment portfolio and FHLB stock as of the dates indicated:

                                                            December 31
                                                       -----------------------
                                                          2002       2001
                                                       -----------------------
                                                         (Dollars in 000's)
Available for sale at fair value:

    State and municipal obligations                       $3,412     $3,969
    Corporate obligations                                    500        500
                                                       -----------------------
                                                           3,912      4,469
                                                       -----------------------

FHLB stock                                                 1,025      1,025
                                                       -----------------------
        Total                                             $4,937     $5,494
                                                       =======================

At December 31, 2002, the amortized cost of securities available for sale was $3,828,000 with related gross unrealized gains of $84,000. There were no unrealized losses in the investment portfolio at December 31, 2002. First Community did not hold securities classified as held to maturity at December 31, 2002.

As of December 31, 2002, there were no individual investments representing more than 10% of stockholders' equity included in securities.

The following table sets forth the maturities of investment securities at December 31, 2002 and the weighted-average yield (on a tax equivalent basis) on such securities.

                                        ------------------------------------------------------
                                          Corporate Obligations  State & Municipal Obligations
                                        ------------------------------------------------------
Available for Sale                        Amount(1)       Yield     Amount(1)      Yield
                                        ------------------------------------------------------
  Maturities                                   (Dollars in 000's)
       One year or less                        $ 0           0%          $680       5.43%
       Over 1 year to 5 years                  500       10.50%         1,646       5.53%
       Over 5 years to 10 years                  0           0%           781       7.99%
       Over 10 years                             0           0%           305       6.35%
                                        ------------------------------------------------------
           Total available for sale          $ 500       10.50%        $3,412       6.15%
                                        ======================================================

(1) The available for sale amounts that are shown in the maturity distribution table are at fair value. Amortized cost was used in the computation of the yields.

Sources of Funds

Savings deposits are the primary source of First Community's funds for use in lending and for other general business purposes. In addition to savings deposits, certificates of deposit obtained on a bid basis and FHLB advances represent a significant source of funds to First Community, as well as funds derived from loan repayments. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. As was discussed earlier, First Community began underwriting and selling fixed rate mortgages to FNMA during the year ended December 2001, which represents yet another source of funds. Borrowings are the primary source of funds for the Company and FCREMI.

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

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2002 (in 000's).

Maturity Period
Three months or less                                                 $ 1,973
Greater than three months through six months                           6,071
Greater than six months through twelve months                          2,543
Over twelve months                                                     5,812
                                                                  -----------
       Total                                                        $ 16,399
                                                                  ===========

Interest earned on statement savings accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. Interest earned on demand deposit accounts is compounded and credited monthly. The interest rate on these accounts is established by First Community.

In recent years, many deposits in long-term fixed-rate accounts have been withdrawn prior to maturity or such certificates have not been renewed at maturity due to the more attractive rates offered on various money market accounts. Early withdrawal penalties are 30 days' interest on accounts maturing in one year or less and 90 days interest on accounts maturing in greater than one year.

Borrowings. The FHLB of Indianapolis functions as a central credit facility providing credit for member financial institutions. As a member, First Community is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the amounts of advances. Acceptable uses prescribed by the FHLB have included expansion of residential mortgage lending and meeting short-term liquidity needs. Depending on the program, limitations on the amounts of advances are based either on a fixed percentage of a member's net worth or on the FHLB's assessment of the member's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. First Community had outstanding borrowings of $12.5 million from the FHLB as of December 31, 2002.

As discussed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", FCREMI has borrowings with financial institutions other than First Community. The total outstanding balance of these borrowings as of December 31, 2002 was $762,000. As also further discussed in Item 7, the Company has borrowings as of December 31, 2002 of $1.0 million from the sale of unsecured convertible notes.


Service Area

First Community's primary service areas are Johnson County and Jennings County, Indiana. These areas are believed to be among the most affluent and rapidly growing areas of Indiana. The major portion of First Community's customers reside in Johnson County, particularly in the Bargersville, Franklin and Greenwood areas, which collectively account for about one-half of the county's population, according to the 2000 U.S. Census. First Community has branches in Bargersville, Trafalgar, Franklin, Whiteland and Greenwood, Johnson County Indiana, two branches in North Vernon, Jennings County Indiana, a branch at a retirement center in Indianapolis, Indiana, and a branch in Edinburgh, Bartholomew County, Indiana.

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

Regulation and Supervision of the Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Company is examined, regulated and supervised by the Federal Reserve and is required to file annual reports and other information regarding its business and operations and the business and operations of its subsidiaries with the Federal Reserve. The BHCA prohibits any person from acquiring control, directly or indirectly, of the Company without the approval of the Federal Reserve. The Federal Reserve has the authority to issue cease and desist orders against a bank holding company if it determines that its activities represent an unsafe and unsound practice or a violation of law.

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

Acquisitions by the Company of banks and savings associations are also subject to regulation. Any acquisition by the Company of direct or indirect control of more than five percent of the voting stock of any bank or bank holding company requires prior approval of the Federal Reserve. Acquisitions of savings associations are also subject to the approval of the Office of Thrift Supervision ("OTS").

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


Financial Services Modernization Act

The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act")establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the existing BHCA. Under this legislation, bank holding companies are permitted to conduct any activities determined by the Federal Reserve Board to be financial in nature or related to financial services. As a result, the Company is able to provide securities and insurance services. Furthermore, under this legislation, the Company is able to acquire, or be acquired by, brokerage and securities firms and insurance companies. In addition, the Financial Services

Modernization Act broadens the activities that may be conducted by national banks through the formation of financial subsidiaries. The Financial Services Modernization Act also modifies the laws governing the implementation of the Community Reinvestment Act and addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Finally, the law contains significant limitations on a bank's ability to share its customers' personal financial information, including requirements that each bank clearly disclose its privacy policies to consumers and, if the bank intends to disclose personal information to non-affiliated third parties other than in connection with servicing or processing a financial product or service that a consumer requests or authorizes, the bank must permit consumers to opt-out of any information sharing by the bank with unaffiliated third parties.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Senate and the House of Representatives of the United States enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company's Chief Executive Officer and Chief Financial Officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to the evaluation.

The Company does not believe that the legislation has had a material adverse effect on its operations and does not anticipate significant changes in its products or services as a result of this legislation. However, to the extent that this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and may increase the amount of competition that the Company faces from larger institutions and other types of companies offering financial products.

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

The Company is a legal entity separate and distinct from First Community. There are various legal limitations on the extent to which First Community can supply funds to the Company. The principal source of the Company's funds consists of dividends from First Community. State and federal laws restrict the amount of dividends which may be paid by banks. In addition, the Company is subject to certain restrictions imposed by the Federal Reserve on obtaining extensions of credit to the Company or any of its subsidiaries from First Community, or using the stock or other securities of First Community as collateral for loans.

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company and First Community.

Capital Requirements

First Community must meet certain minimum capital requirements mandated by the FDIC and the DFI. These regulatory agencies require financial institutions to maintain certain ratios of primary capital to total assets. Specifically, First Community must maintain a tier one leverage ratio of at least 4%, and a total capital to risk-based assets ratio of at least 8%. As of December 31, 2002, First Community had a tier one leverage ratio of 7.45%, based on tier one capital of approximately $10,920,000. As of the same date, First Community had a total capital to risk-based assets ratio of 10.5%, based on eligible capital of approximately $12,396,000 for the determination of this ratio.

At this time, the Company is not required to comply with the Federal Reserve capital adequacy guidelines applicable to large bank holding companies because it has consolidated assets of less than $150,000,000. The Company is, however, currently subject to the Federal Reserve's Small Bank Holding Company Policy Statement, which sets guidelines for the operation of small bank holding companies related to the reduction of holding company debt, capital adequacy and dividend restrictions. In the event that the Company's consolidated assets exceed $150,000,000, the Company will be required to maintain a minimum ratio of Tier 1 capital to total assets of between 3-4%, and to maintain a minimum ratio of qualifying capital to risk weighted assets of 8%.

Item 2.  Properties

First Community leases its home office at 136 East Harriman, Bargersville, Indiana, and its branch offices in Greenwood, Indiana, North Vernon, Indiana, and one of its branches in Franklin, Indiana from FCREMI. First Community also leases branches in Indianapolis, Franklin, and its operations center in Franklin from third parties. First Community owns its branch offices in Whiteland, Indiana, Trafalgar, Indiana and Edinburgh, Indiana. The leases on branch offices with third parties expire between 2003 and 2015 and the lease on its operations center expires in 2015. The lease that expires in 2003 is automatically renewable from year to year and no party has given notice of intent to terminate the lease. The Company plans for FCREMI to eventually own substantially all of the branch properties and lease them to First Community. At December 31, 2002, the net carrying values of First Community's and FCREMI's properties, including land, building, improvements, furniture, fixtures and equipment were $2.4 million and $1.8 million, respectively.

Item 3.  Legal Proceedings

The Company and First Community are from time to time, a party to certain lawsuits arising in the ordinary course of their business. The Company and First Community believe that none of their current lawsuits would, if adversely determined, have a material adverse effect on the Company and First Community.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

The following table sets forth the high and low prices for the Company's common stock for the quarters during the years indicated, based upon information obtained by management of the Company from the America Online web site and on other information made available to management of the Company. Management of the Company has not verified the accuracy of the following information. There is no established public trading market for the Company's common stock. The common stock is traded on a limited basis, quoted on the OTC Bulletin Board and many trades have involved privately negotiated transactions. As a result, the Company is not always aware of the price at which trades occur. The referenced prices may not reflect an actual trading range and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            Price Per Share
                         ---------------------------------------------------
                                     2002                     2001
                         ---------------------------------------------------
                               High         Low         High         Low
                         ---------------------------------------------------
Quarter
First Quarter                 $11.00       $8.10       $8.00        $6.50
Second Quarter                 10.80        9.60        7.25         5.85
Third Quarter                   9.90        8.00        8.00         6.52
Fourth Quarter                 19.83        7.95        8.15         7.10

The Company declared dividends totaling $.25 per share during 2002. A $.05 per share dividend was declared and paid in January 2002. There were four additional $.05 per share dividends declared in each quarter of 2002 and paid during the following quarter. The Company declared dividends of $.04 per share for the first three quarters of 2001, each paid during the following quarter. The Company did not declare a dividend during the fourth quarter of 2001, but subsequently declared and paid an additional dividend in January 2002, as previously mentioned.

The dividends which the Company may pay are restricted by Federal Reserve Bank capital requirements. The ability of the Company to pay dividends to shareholders is also dependent on dividends received from First Community. First Community is restricted by regulations of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it may pay to the net profits for the current year plus those for the previous two years and by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. As a practical matter, dividends are ordinarily restricted to a lesser amount because of the need to maintain an adequate regulatory capital structure. At December 31, 2002, the stockholder's equity of First Community was $11.2 million, of which a minimum of $1,068,000 was available for dividends.

The number of record holders of the Company's common stock as of March 3, 2003 was 246.

The Company only has one equity compensation plan. The following table sets forth information concerning securities issued and available for issue for the compensation plan under which equity securities of the Company are authorized for issuance.

                                                Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------
                                  Number of securities to    Weighted average exercise
                                  be issued upon exercise       price of outstanding       Number of securities
                                  of outstanding options,      options, warrants and     remaining available for
        Plan Category               warrants and rights                rights                future issuance
------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approval by security holders             34,700                        9.72                      62,300
------------------------------------------------------------------------------------------------------------------

Item 6.  Selected Financial Data (dollars in thousands, except per share data)

                                                                      At December 31
                                          ----------------------------------------------------------------------
                                              2002           2001          2000           1999          1998
                                          ----------------------------------------------------------------------
Summary of Financial Condition Data:
    Total assets                            $145,640       $147,377      $149,195       $145,237      $121,272
    Loans, net                               121,007        125,627       123,551        110,843        93,364
    Cash and interest-bearing deposits         9,103          6,687         4,886          4,603        14,292
    Securities including FHLB stock            4,937          5,494        11,325         21,810         8,857
    Deposits                                 119,611        117,724       123,008        128,315       106,193
    FHLB advances                             12,500         15,500        13,000          4,597         4,753
    Other borrowings                           1,762          2,556         2,586          2,614         1,382
    Stockholders' equity                      10,466         10,191         9,316          8,805         8,486

                                                                    Year Ended December 31
                                              -----------------------------------------------------------
                                                   2002        2001       2000        1999        1998
                                              -----------------------------------------------------------
Summary of Selected Operating Data:
    Total interest income                         $9,812     $11,372    $11,352     $10,071      $8,395
    Total interest expense                         3,858       5,960      6,559       5,639       4,509
                                              -----------------------------------------------------------
    Net interest income                            5,954       5,412      4,793       4,432       3,886
    Provision for loan losses                      1,554         289        219         201         239
                                              -----------------------------------------------------------
    Net interest income after provision for
loan losses                                        4,400       5,123      4,574       4,231       3,647
    Total non-interest income                      1,649       1,213        839         524         443
    Total non-interest expense                     5,467       5,065      4,958       3,949       2,937
                                              -----------------------------------------------------------
    Income  before income taxes                      582       1,271        455         806       1,153
    Income taxes                                     110         353         34         164         350
                                              -----------------------------------------------------------
       Net income                                  $ 472       $ 918      $ 421       $ 642       $ 803
                                              ===========================================================

Basic earnings per share*                         $ 0.45      $ 0.88     $ 0.41       $0.63      $ 0.81
Diluted earnings per share*                       $ 0.45      $ 0.85     $ 0.41       $0.62      $ 0.80

                                                               Year Ended December 31
                                          ---------------------------------------------------------
                                              2002        2001       2000        1999       1998
                                          ---------------------------------------------------------
Other Selected Data:
    Return on average assets                  .32%        .61%       .28%        .48%       .77%
    Return on average equity                 4.56        9.31       4.61        7.26       9.93
    Average equity to average assets         6.92        6.50       6.18        6.53       7.75
    Dividend payout ratio                   55.56       13.62      39.02       22.22

* Net income per share has been restated to reflect the stock dividend declared in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Community is a subsidiary of the Company and operates as an Indiana commercial bank. In May 1998, the Company formed a new subsidiary, First Community Real Estate Management, Inc. whose sole purpose is to own and lease branch facilities to First Community.

In July 1998, FCREMI borrowed $800,000 at a rate of 1.125% under prime, adjustable every 5 years for a term of 30 years, from another financial institution. The purpose of this borrowing was to purchase the land and building associated with two of First Community's banking facilities. The branches are located at 136 E. Harriman Ave. in Bargersville, Indiana and at 597 Banta Street in Franklin, Indiana.

In December 1998, FCREMI borrowed $416,000 at a rate of 7.25% with payments due in monthly installments through November 2003 with a final balloon payment due in December 2003. This borrowing was issued from another financial institution in order to purchase the land and building of First Community's Greenwood branch office at 298 State Road 135 North in Greenwood, Indiana.

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

In November of 2002, FCREMI refinanced the $800,000 borrowing from 1998, mentioned above. The new note was refinanced through First Community, a subsidiary of the Company. The outstanding balance of the note payable, issued by another financial institution, was paid off in the amount of $762,855 and refinanced for $765,300 at a fixed rate of 4.25%, for 15 years. The refinancing of this borrowing was a substantial savings in interest expense to FCREMI. The related principal balances of the note payable and receivable, interest expense and income have been eliminated in the financial statements of the Company.

First Community's profitability depends primarily upon the difference between the income on its loans and investments and the cost of its deposits and borrowings. This difference is referred to as the spread or net interest margin. The difference between the amount of interest earned on loans, investments and other interest earning deposits compared to the interest incurred on deposits and borrowings is referred to as net interest income. Interest income from loans and investments is a function of the amount of loans and investments outstanding during the period and the interest rates earned. Interest expense related to deposits and borrowings is a function of the amount of deposits and borrowings outstanding during the period and the interest rates paid.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex. At this time management believes that its critical accounting policies include determining the allowance for loan losses and accounting for mortgage servicing rights.

The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Results of Operations

The following discussion of Results of Operations is for the years ended December 31, 2002, 2001 and 2000.

Net income for the year ended December 31, 2002 was $472,000 compared to $918,000 and $421,000 for the years ended December 31, 2001 and 2000, respectively. Basic earnings per share was $.45 for the year ended December 31, 2002 compared to $.88 and $.41 for the years ended December 31, 2001 and 2000, respectively. Diluted earnings per share was $0.45 for the year ended December 31, 2002 compared to $0.85 and $.41 for the years ended December 31, 2001 and 2000, respectively. Net income increased from 2000 to 2001 due to management's ability to reduce interest expenses through deposit mix and lower interest rates, increasing other avenues of other income and managing other expenses. In 2002, earnings decreased primarily due to increased provision for loan losses.

Net interest income from 2000 to 2001 increased $619,000 from $4.8 million for 2000 to $5.4 million for 2001. This increase was primarily due to the reduction of interest expense through lower rates on deposit accounts from 5.0% to 4.4% in 2000 and 2001, respectively. This same trend continued throughout 2002. Net interest income increased $543,000 to $6.0 million from $5.4 million for the year ended December 31, 2001. Net interest income has increased 24.2% from 2000 to 2002. This increase in net interest income can be attributable to management's successful efforts to change the funding mix in addition to the continued lower interest rates. The decline in interest income on the loan portfolio associated with a lower interest rate environment was offset by larger decreases in interest expense on deposit accounts. This environment had a favorable affect to the net interest margin.

The provision for losses increased $1.3 million to $1.6 in 2002, from $289,000 in 2001. The increase was primarily due to the charge off of two partially reserved loans in the second quarter, and the discovery of fraudulent accounts receivable financing related to one borrower in the fourth quarter. The increase in the provision for loan losses of $74,000 from 2000 to 2001 was a result of an increase in net loan dollars outstanding and the risk profile of the loan portfolio.

Other income significantly increased annually from 2000 to 2002. For the year ended December 31, 2002, other income increased $435,000 to $1.6 million from $1.2 million for year ended December 31, 2001. For the year ended December 31, 2001, other income increased $375,000 compared to the same period in 2000. These increases were a result of management's continued focus on other income producing revenues, primarily service charges on deposit accounts, customer and non-customer fees and fees on the sale of mortgage loans.

Service charges on deposit accounts increased $110,000 or 16% from $697,000 for the year ended December 31, 2001, to $807,000 for year ended December 31, 2002. Service charges on deposit accounts are primarily composed of NSF fees, ATM interchange fees and monthly service fees on checking and savings accounts. NSF fee income increased $73,000 in 2002. During 2001, NSF Fees increased $167,000 or 69% compared to 2000. The large increase in NSF fees in 2001 was the result of an increase in per item charges coupled with growth in the number of demand deposit accounts being serviced. ATM interchange income increased $29,000, from $80,000 for year ended December 31, 2001 to $109,000 for the year ended December 31, 2002. In 2001, ATM interchange fees increased $40,000 compared to the 2000. The increases in ATM interchange fees is due to the increased volume of deposit accounts creating more income producing transactions for First Community.

Other customer and non-customer fee income consists of ATM service charges on non-bank customers and credit card merchant and interchange fees. Other customer and non-customer income increased to $27,000 for the year ended December 31, 2002. For the year ended December 31, 2001, other customer and non-customer fee income increased $82,000 or 45% from 2000. The increase in 2001 was primarily due to a $60,000 increase in non-customer ATM fees resulting from increased transactions.

Gains on the sale of loans increased $158,000 to $199,000 for the year ended December 31, 2002 compared to $41,000 for year ended December 31, 2001. The increase on gains on the sale of loans was due to the success of First Community's mortgage program and the ability to sell loans on the secondary market. First Community began its secondary mortgage sales program during 2001.

Other operating income increased $145,000, or 112%, to $274,000 for year ended December 31, 2002, compared to $129,000 for year ended December 31, 2001. Other operating income includes gains on the sale of assets, earnings on life insurance, insurance commissions and loan servicing fees. In 2002, there was a one-time gain on the sale of an other asset of $74,000 and a $23,000 gain on the sale of other real estate owned. Loan servicing fee income increased $18,000 during 2002 as a result of increased servicing retained on mortgage loans sold.

Other expenses increased $401,000 from 2001 to 2002 and increased $108,000 from 2000 to 2001. This increase was primarily due to salaries and employee benefits, data processing fees and legal and professional fees. Salaries and employee benefits expense increased $192,000 from $2.4 million in 2001 to $2.6 million in 2002. In 2001 salaries and employee benefits expenses increased $174,000 compared to 2000. Data processing fees increased by $82,000 to $745,000 for year ended December 31, 2002, compared to $663,000 for year ended December 31, 2001. During 2001, data processing fees increased $144,000. The increases in salaries and employee benefits and data processing fees for both years were attributable to increased volumes in customer deposit accounts, loans and fees associated with servicing those accounts.

Legal and professional fees increased $89,000 during 2002 compared to 2001. During 2001, legal and professional fees increased $12,000 compared to 2000. The increase in legal and professional fees in 2002 is mostly related to increased litigation associated with the loan portfolio, pre-merger legal fees and increased audit fees.

Life insurance expense for 2002, 2001 and 2000 was $13,000, $12,000 and $150,000, respectively. In 2000, life insurance expense included an up-front charge of $143,000 on the initiation of key man life insurance policies.

Other operating expenses include postage, FDIC insurance, ATM related expenses, capitalized loan costs, director fees, credit card interchange expenses and other miscellaneous operating expenses the Company would incur. The increase in other operating expenses during 2002 was mostly due to a reduction of capitalized loan cost in the amount of $55,000.

Income tax expense decreased $243,000 in 2002, from the previous year ended December 31, 2001. Income tax expense increased $319,000 from 2000 to 2001. The Company's effective tax rate was 18.8%, 27.8% and 7.4% for the years ended 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000, the primary difference between the effective tax rate and the statutory tax rate related to tax-exempt interest.

Quarterly Results of Operations

The following table sets forth certain quarterly results for the years ended December 31, 2002 and 2001. (Dollars in thousands except for per share data)

-----------------------------------------------------------------------------------------------------
                                        Net   Provision    Net     Basic     Diluted
       Quarter     Interest  Interest Interest For Loan  Income/  Earnings  Earnings    Dividends
        Ended       Income   Expense   Income   Losses   (Loss)  Per Share  Per Share   Per Share
-----------------------------------------------------------------------------------------------------
2002:
March               $2,485    $1,069   $1,416    $ 72     $230      $.22       $.21       $ .10
June                  2,449    1,005    1,444     790     (199)     (.19)      (.19)        .05
September             2,506      957    1,549       60     420       .40        .38         .05
December              2,372      827    1,545     632       21       .02        .02         .05

2001:
March               $2,920    $1,713   $1,207    $ 34     $178      $.17      $.17        $ .04
June                  2,949    1,623    1,326      69      213       .20       .20          .04
September             2,882    1,403    1,479     119      273       .26       .25          .04
December              2,733    1,221    1,512      67      254       .24       .23          .00

During the second and fourth quarters of 2002, the Company made considerable provisions to the loan loss reserve causing decreases in net income. The increased provision during the second quarter of 2002 was for the commercial loan portfolio and was primarily necessary due to continued weakness in the general economy of the Indianapolis metro area and due to the charge off of two loans that were partially unreserved. The Company believes that there is potential for recovery of these charged off loans, but the recoveries may be over several quarters. The increased provision for loan losses during the fourth quarter of 2002 was due to the discovery of fraudulent accounts receivable financing relating to one borrower. At this time management believes recovery on the fraudulent lending that was discovered in fourth quarter of 2002 will be minimal. The increases to the provision for loan losses were partially offset by the net interest income and non-interest income levels achieved.

The Company made significant progress in reducing its cost of funds on interest-bearing liabilities without losing proportionate yields on its interest-earning assets during the last three quarters of 2001. The results included the Company's net interest income increasing to $1.5 million during the quarter ended December 31, 2001, an increase of $305,000 or 25.3%, compared to the Company's net interest income of approximately $1.2 million during the quarter ended March 31, 2001. These improvements coupled with continued increases in non-interest income from service charges on accounts, mortgage banking activity, and other income propelled the Company to a record net income level of $918,000 for the year ended December 31, 2001.

The following table sets forth the average balance sheet amounts, the related interest income or expense and average rates earned or paid for the years ended December 31, 2002 and 2001.

                                                       2002                                    2001
                                        -------------------------------------- ---------------------------------------
                                                      Interest/                               Interest/
                                          Average       Income      Average      Average       Income       Average
                                          Balance      Expense       Rate        Balance       Expense       Rate
                                        ------------------------------------------------------------------------------
                                                  (Dollars in Thousands on Fully Taxable Equivalent Basis)
Assets:
Interest-bearing deposits                  $ 7,410        $ 76        1.0%        $ 5,577        $ 108         1.9%
Investment securities:(1)
    Taxable                                  3,142         194       6.2            1,697          147        8.7
    Tax-exempt                               3,165         178       5.6            6,862          375        5.5
                                        -------------------------             ---------------------------
        Total investment securities          6,307         372       5.9            8,559          522        6.1
                                        -------------------------             ---------------------------
Loans:(2)
     Commercial                             52,352       3,623       6.9           47,394        4,205        8.9
     Real estate mortgage                   35,908       2,632       7.3           39,139        3,028        7.7
     Installment                            35,985       3,037       8.4           38,065        3,571        9.4
     Tax-exempt loans and leases             2,357         173       7.3            2,671          196        7.3
                                        -------------------------             ---------------------------
        Total loans                        126,602       9,465       7.5          127,269       11,000        8.6
                                        -------------------------             ---------------------------
Total earning assets                       140,319       9,913       7.1          141,405       11,630        8.2
                                                      -----------                            ------------
Allowance for loan losses                   (1,184)                                (1,033)
Cash and due from banks                      1,840                                  1,753
Premises and equipment                       4,365                                  4,655
Other assets                                 4,282                                  4,872
                                        -------------                         --------------
        Total assets                      $149,622                               $151,652
                                        =============                         ==============
Liabilities:
Interest-bearing deposits:
     NOW accounts                           23,138         179        .8           21,545          411        1.9
     Savings                                27,367         287       1.1           24,058          660        2.7
     Certificates of deposit and
       other time                           59,637       2,435       4.1           66,405        3,804        5.7
                                        -------------------------             ---------------------------
Total interest-bearing deposits            110,142       2,901       2.6          112,008        4,875        4.4
FHLB advances                               13,544         777       5.7           15,647          899        5.7
Other borrowings                             2,458         180       7.3            2,567          186        7.3
                                        -------------------------             ---------------------------
Total interest-bearing liabilities         126,144       3,858       3.1          130,222        5,960        4.6
                                                      -----------                            ------------
Noninterest-bearing demand
deposits                                    11,984                                 10,279
Other liabilities                            1,139                                  1,291
                                        -------------                         --------------
        Total liabilities                  139,267                                141,792
Stockholders' equity                        10,355                                  9,860
                                        -------------                         --------------
        Total liabilities and
stockholders' equity                      $149,622                               $151,652
                                        =============                         ==============
Net interest income                                      6,055    4.3%(3)                        5,670           4.2%(3)
                                                      ===========                            ============

Adjustments to convert tax-exempt
investment securities to fully
taxable equivalent basis, using
marginal rate of 34% after
adjustment for effect of
non-deductible interest
expense attributed to such assets.                       $ 101                                   $ 146
                                                      ===========                            ============

(1) The average balances of investment securities, including available for sale securities, are computed based on historical cost and do not include any fair value adjustments.
(2)      Nonaccruing loans have been included in the average balances.
(3)      Net interest income divided by total earning assets.

Changes in Interest Income and Expense Comparing December 31, 2002 and 2001 and December 31, 2001 and 2000. The following tables analyze the changes in interest income and interest expense comparing the years ended December 31, 2002 and 2001 and December 31, 2001 and 2000. It distinguishes between the changes due to differences in volume (outstanding balances), the changes due to changes in interest rates, and changes attributable to both rate and volume, which cannot be separately identified and have been allocated proportionately to the change due to volume and the change due to rate.

                                                             -------------------------------------------
                                                             Increase (Decrease) in Net Interest Income
                                                             -------------------------------------------
Year ended December 31, 2002 compared to year ended                            Due to        Due to
December 31, 2001                                               Change          Rate         Volume
                                                             -------------------------------------------
Interest-earning assets:                                                (Dollars in 000's)
     Loans                                                     $(1,535)       $(1,452)       $  (83)
     Investment securities                                        (150)           (40)         (110)
     Interest-bearing deposits                                     (32)           (61)           29
                                                             -------------------------------------------
        Total                                                   (1,717)        (1,553)         (164)
                                                             -------------------------------------------
Interest-bearing liabilities:
     Savings                                                      (373)          (454)           81
     Interest-bearing checking                                    (232)            28
     Certificates of deposit and other time deposits            (1,369)         (1,010)        (359)
     FHLB advances                                                (122)             (1)        (121)
     Other borrowings                                               (6)              2           (8)
                                                             -------------------------------------------
        Total                                                   (2,102)         (1,723)        (379)
                                                             -------------------------------------------
Net change in net interest income                               $  385          $  170       $  215
                                                             ===========================================

                                                    ------------------------------------------
                                                    Increase (Decrease) in Net Interest Income
                                                    ------------------------------------------
Year ended December 31, 2001 compared to year ended       Change     Due to     Due to
December 31, 2000                                                     Rate      Volume
                                                        --------------------------------
Interest-earning assets:                                       (Dollars in 000's)
     Loans                                                  $481     $(362)       $ 843
     Investment securities                                  (349)       57         (406)
     Interest-bearing deposits                              (137)      (115)        (22)
                                                        --------------------------------
        Total                                                 (5)      (420)        415
                                                        --------------------------------
Interest-bearing liabilities:
     Savings                                                (348)      (317)        (31)
     Interest-bearing checking                              (153)      (112)        (41)
     Certificates of deposit                                (645)      (158)       (487)
     FHLB advances                                           551        (14)        565
                                                        --------------------------------
     Other borrowings                                         (4)         0          (4)
                                                        --------------------------------
        Total                                               (599)      (601)          2
                                                        --------------------------------
Net change in net interest income                           $594      $ 181       $ 413
                                                        ================================


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

First Community's one-year cumulative interest-rate gap as a percent of total assets was a negative 6.2% and a negative 18.2% at December 31, 2002 and 2001, respectively. This interest-rate gap represents substantial risk for First Community in an environment of rising interest rates. A negative interest-rate gap means First Community's earnings are vulnerable during periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. To this end, at December 31, 2002, First Community had $77.3 million or 63.9% of its net loan portfolio invested in installment and commercial loans as compared to $73.2 million or 58.3% of net loans invested in installment and commercial loans at December 31, 2001. Increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. At December 31, 2002, First Community's ratio of non-performing assets to total assets was 2.44% compared to 1.37% at December 31, 2001.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following tables illustrate the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at December 31, 2002 and 2001. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible prepayments on enforcement of due-on-sale clauses.

                                                         At December 31, 2002 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                    $4,602       $ 2,924       $ 3,068    $  15,887       $26,481
    Fixed rate mortgages                         13,807         5,124         6,157          307        25,395
    Commercial loans                             15,429         5,086         2,995        4,822        28,332
    Consumer loans                               16,765        13,753         5,618        2,111        38,247
    Tax-exempt loans and leases                       0           748         1,149          921         2,818
     Lease Financing                                  0           256           491          366         1,113
    Investments                                     678           927         1,153      1,070           3,828
    FHLB stock                                    1,025                                                  1,025
    Interest-bearing deposits                     6,710                                                  6,710
                                             --------------------------------------------------------------------
      Total interest-earning assets              59,016        28,818        20,631       25,484       133,949
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
    Fixed maturity deposits                      32,572         7,669         7,053        3,728        51,022
    Other deposits                               33,989        13,772         5,490        1,644        54,895
    FHLB advances                                 1,500           500         5,000        5,500        12,500
                                             --------------------------------------------------------------------
      Total interest-bearing liabilities         68,061        21,941        17,543       10,872       118,417
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning         (9,045)         6,877         3,088       14,612        15,532
assets over interest-bearing liabilities

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (9,045)        (2,168)           920      15,532
Cumulative ratio at December 31, 2002 as a
percent of total assets                           (6.2)%        (1.5)%          0.06%       10.7%

                                                         At December 31, 2001 Maturing or Repricing
                                             --------------------------------------------------------------------

                                               One Year       1 - 3         3 - 5        Over 5
                                               or Less        Years         Years         Years        Total
                                             --------------------------------------------------------------------
                                                                     (Dollars in 000's)
Interest-earning assets:
    Adjustable rate mortgages                   $14,373       $ 8,027       $ 5,631    $     152       $28,183
    Fixed rate mortgages                          4,453         2,953         3,399       19,345        30,150
    Commercial loans                             21,271         4,637         2,007          824        28,739
    Consumer loans                               14,054        14,394         6,414        1,501        36,363
    Tax-exempt loans and leases                      99           288           264        1,719         2,370
     Lease Financing                                 10           182           545           25           762
    Investments                                     411         1,170         1,249        1,636         4,466
    FHLB stock                                    1,025                                                  1,025
    Interest-bearing deposits                     5,004                                                  5,004
                                             --------------------------------------------------------------------
      Total interest-earning assets              60,700        31,651        19,509       25,202       137,062
                                             --------------------------------------------------------------------
Interest-bearing liabilities:
    Fixed maturity deposits                      45,914         6,743         5,322        1,372        59,351
    Other deposits                               28,043        13,103         4,808        1,381        47,335
    FHLB advances                                13,500         2,000                                   15,500
                                             --------------------------------------------------------------------
      Total interest-bearing liabilities         87,457        21,846        10,130        2,753       122,186
                                             --------------------------------------------------------------------
Excess (deficiency) of interest-earning        (26,757)         9,805         9,379       22,449        14,876
assets over interest-bearing liabilities
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                   (26,757)       (16,952)       (7,573)      14,876
Cumulative ratio at December 31, 2001 as a
percent of total assets                          (18.2)%       (11.5)%         (5.1)%       10.1%

Deposit/Asset Base. First Community has experienced significant growth in assets and deposits in the past five years. The Company's consolidated assets grew from $121.3 million at December 31, 1998 to $145.6 million at December 31, 2002 and deposits increasing from $106.2 million at December 31, 1998 to $119.6 million at December 31, 2002. The growth in assets and deposits primarily occurred during 1999. Management believes this growth can be attributed to several factors, none of which can be singled out as the predominant reason for the growth, but each of which is believed to have contributed to the increase. These factors include: (i) increased population in the geographic area serviced; (ii) increased per-household disposable income in the geographic area serviced; (iii) an increase in the number of branch offices; and (iv) the preference of certain individuals in the service area for dealing with a locally owned institution. Due to the tremendous growth during 1999, management has focused efforts to control asset growth and restructure the deposit mix in 2000, 2001 and 2002. For the year ended December 31, 2002 compared to December 31, 2001, the consolidated assets decreased $1.7 million, while deposits increased $1.9 million. Net loans decreased $4.6 million to $121 million at year end 2002 compared to 2001. The decrease in loans was primarily attributable to the sale of mortgage loans on the secondary market. These combined efforts were made to increase net interest margin and to strengthen First Community's capital ratios. The results were evident as the Company recorded record net interest income of $6.0 million during the year ended December 31, 2002 as compared to $5.4 million for the year ended December 31, 2001, an increase of 10.0%. First Community's tier one capital and total capital to risk-weighted assets ratios reached 7.5% and 10.5%, respectively at December 31, 2002. These comparable ratios were 7.2% and 10.3% at December 31, 2001.

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

Cash and interest-bearing deposits, when combined with investments, increased during 2002, with declines during 2001. As investments matured or were sold, the dollars were used to both fund new loans and to fund higher costing time deposit outflows. Management's goal is to maintain cash, interest-bearing deposits and investments at a level sufficient to satisfy needs for liquidity and other short-term obligations.

Management believes it has adequate liquidity for long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by retaining a portion of cash generated from operations in a FHLB daily investment account. This account acts as the short-term liquidity source while providing interest income.

Liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are discussed below for the years ended December 31, 2002 and December 31, 2001.

During 2002 and 2001, cash and cash equivalents which are defined as cash and due from banks and interest-bearing time deposits increased $2.4 million and increased $1.8 million, respectively. During 2002 and 2001, investment securities decreased $557,000 and decreased $5.8 million, respectively.

At December 31, 2002 and 2001, commitments to fund loan originations were approximately $17.8 million and $16.3 million, respectively. In the opinion of management, First Community has sufficient cash flow and borrowing capacity to meet funding commitments and to maintain proper liquidity levels based upon First Community's favorable liquidity ratio, the ability to borrow from the FHLB, and proceeds from the sale of residential mortgages to FNMA.

First Community is a member of the FHLB of Indianapolis. Through that affiliation, First Community has the ability to borrow up to $20.0 million as of December 31, 2002 from the FHLB, based on board resolution amounts. The balance of its borrowings at December 31, 2002 was $12.5 million, a decrease of $3.0 million from outstanding borrowings at December 31, 2001. The reduction of the outstanding borrowings is due to improved cashflows from the sale of the mortgage loans and increases in deposit accounts.

New Accounting Standards

Acquisitions of Certain Financial Institutions:
-----------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 147 amends SFAS No. No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 72 and FASB Interpretation No. 9 provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted by in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.147. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Accounting for Stock-Based Compensation - Transition and Disclosure:
-------------------------------------------------------------------

SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not believe that adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Although the Registrant files a Form 10-K in lieu of a Form 10-KSB, the Company qualifies as a small business issuer. Therefore, Item 7A is not required under
Section 229.305 of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data.

The Registrant's Financial Statements are included in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None



                                    PART III

The information required by Part III, Items 10 thru 13, is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company is timely gathered, analyzed and disclosed to such officer within the Company, as appropriate, to allow timely decisions regarding required disclosure in the Company's reports filed under the Securities Exchange Act of 1934, as amended.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) 1. Financial Statements. The following information appears elsewhere in this Annual Report on Form 10-K on the pages indicated Page

         Independent Accountants' Report on consolidated financial
         statements.                                                        F-1

         Consolidated Balance Sheets at December 31, 2002 and 2001          F-2

         Consolidated Statements of Income for the years ended December
         31, 2002, 2001 and 2000.                                           F-3

         Consolidated Statements of Comprehensive Income for the years
         ended December 31, 2002, 2001 and 2000.                            F-4

         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2002, 2001 and 2000.                            F-5

         Consolidated Statement of Cash Flows for the years ended December
         31, 2002, 2001 and 2000.                                           F-6

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

         10.15* First Community Bank & Trust Supplemental Executive Retirement Plan, as approved by the Board of Directors July 12, 2000. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

         10.16* Form of Deferred Compensation Agreement. (Incorporated herein by reference to the Form 10-K of First Community Bancshares, Inc. for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

                  (a) Agreement between First Community Bank & Trust and Albert R. Jackson, Jr. dated December 31, 2002, for the deferral of Director fees.

                  (b) Agreement between First Community Bank & Trust and Albert R. Jackson, III, dated December 31, 2002, for the deferral of compensation paid to Mr. Jackson as President of First Community.

         21 Subsidiaries of First Community Bancshares, Inc. (Incorporated herein by reference to the Registration Statement on Form SB-2 of First Community Bancshares, Inc., Registration No. 333-63239, declared effective October 30, 1998).

         ----------------
         *     Compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2003.

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

Signatures and Title(s)                                              Date

/s/ Albert R. Jackson , III
------------------------------------------------
Albert R. Jackson, III, Chief Executive                          March 31, 2003
Officer, Chief Financial Officer and Director


/s/ Merrill M. Wesemann                                          March 31, 2003
------------------------------------------------
Merrill M. Wesemann, MD, Director and Chairman


/s/ Albert R. Jackson, Jr.                                       March 31, 2003
------------------------------------------------
Albert R. Jackson, Jr., Director and President


/s/ Roy Martin Umbarger                                          March 31, 2003
------------------------------------------------
Roy Martin Umbarger, Director and Vice President


/s/ Frank D. Neese                                               March 31, 2003
------------------------------------------------
Frank D. Neese, Director and Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First Community Bancshares, Inc. (the "Company") on Form 10K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert
R. Jackson, III, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods stated therein.


By: /s/ Albert R. Jackson, III
     ---------------------------------------------------
     Chief Executive Officer and Chief Financial Officer
     March 31, 2003

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Albert R. Jackson III, certify that:

1. I have reviewed this annual report on Form 10-K of First Community Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Albert R. Jackson, III
     ---------------------------------------------------
     Chief Executive Officer and Chief Financial Officer
     March 31, 2003

                         Independent Accountants' Report


To the Stockholders and
Board of Directors
First Community Bancshares, Inc.
Bargersville, Indiana


We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ BKD, LLP

Indianapolis, Indiana
March 12, 2003

                        First Community Bancshares, Inc.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001


Assets

                                                                                  2002                 2001
                                                                          ------------------------------------------
    Cash and due from banks                                                 $      2,392,914     $      1,683,913
    Short-term interest-bearing deposits                                           6,710,100            5,003,537
                                                                             ---------------      ---------------
               Cash and cash equivalents                                           9,103,014            6,687,450
    Investments available for sale                                                 3,912,228            4,468,964
    Mortgage loans held for sale                                                   1,625,533              554,261
    Loans, net of allowance for loan losses of $1,495,000 and $1,114,000         121,006,713          125,627,189
    Premises and equipment                                                         4,284,827            4,564,691
    Federal Home Loan Bank of Indianapolis stock, at cost                          1,025,000            1,025,000
    Interest receivable                                                              764,727              849,933
    Cash value of life insurance                                                   2,532,999            2,432,547
    Other assets                                                                   1,385,274            1,167,454
                                                                             ---------------      ---------------

               Total assets                                                 $    145,640,315     $    147,377,489
                                                                             ===============      ===============

Liabilities
    Deposits
        Noninterest-bearing                                                 $     13,558,713     $     11,037,797
        Interest-bearing                                                         106,051,958          106,685,724
                                                                             ---------------      ---------------
               Total deposits                                                    119,610,671          117,723,521
    Federal Home Loan Bank of Indianapolis advances                               12,500,000           15,500,000
    Other borrowings                                                               1,761,999            2,555,914
    Interest payable                                                                 192,325              298,583
    Other liabilities                                                              1,109,761            1,108,065
                                                                             ---------------      ---------------
               Total liabilities                                                 135,174,756          137,186,083
                                                                             ---------------      ---------------

Commitments and Contingent Liabilities

Stockholders' Equity
    Preferred stock, no par value
        Authorized and unissued - 1,000,000 shares
    Common stock, no par value
        Authorized - 4,000,000 shares
        Issued and outstanding - 1,044,926 and 1,042,926 shares                    7,058,865            7,043,990
    Retained earnings and contributed capital                                      3,356,465            3,145,348
    Accumulated other comprehensive income                                            50,229                2,068
                                                                             ---------------      ---------------
               Total stockholders' equity                                         10,465,559           10,191,406
                                                                             ---------------      ---------------

               Total liabilities and stockholders' equity                   $    145,640,315     $    147,377,489
                                                                             ===============      ===============

See Notes To Consolidated Financial Statements

                        First Community Bancshares, Inc.
                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000

                                                               2002                2001                2000
                                                       -------------------------------------------------------------
    Interest Income
        Loans, including fees                            $      9,415,396    $     10,837,658    $     10,381,938
        Securities
           Taxable                                                130,182              73,181             187,383
           Tax exempt                                             126,732             279,771             472,420
        Deposits with financial institutions                       76,353             107,601             244,562
        Dividends                                                  63,362              73,571              65,684
                                                          ---------------     ---------------     ---------------
               Total interest income                            9,812,025          11,371,782          11,351,987
                                                          ---------------     ---------------     ---------------

    Interest Expense
        Deposits                                                2,901,450           4,875,159           6,021,889
        Federal Home Loan Bank advances                           777,147             898,875             347,660
        Other borrowings                                          179,749             186,590             190,005
                                                          ---------------     ---------------     ---------------
               Total interest expense                           3,858,346           5,960,624           6,559,554
                                                          ---------------     ---------------     ---------------

    Net Interest Income                                         5,953,679           5,411,158           4,792,433
        Provision for loan losses                               1,553,968             288,500             219,100
                                                          ---------------     ---------------     ---------------

    Net Interest Income After Provision for Loan
       Losses                                                   4,399,711           5,122,658           4,573,333
                                                          ---------------     ---------------     ---------------

    Other Income
        Fiduciary activities                                       29,844              33,917              21,284
        Service charges on deposit accounts                       807,043             697,075             497,415
        Other customer and non-customer fee income                290,549             263,683             182,149
        Gain on sale of loans                                     199,056              40,536                  --
        Net realized gains (losses) on sales of
          available-for-sale securities                            48,077              49,777             (25,014)
        Other operating income                                    274,428             128,816             163,557
                                                          ---------------     ---------------     ---------------
               Total other income                               1,648,997           1,213,804             839,391
                                                          ---------------     ---------------     ---------------

    Other Expenses
        Salaries and employee benefits                          2,599,623           2,408,322           2,234,483
        Premises and equipment                                    724,014             715,608             689,325
        Advertising                                               124,609             148,744             156,477
        Data processing fees                                      744,929             662,717             518,541
        Printing and office supplies                              163,557             160,948             249,652
        Legal and professional fees                               281,838             193,076             181,264
        Telephone expense                                         114,264             118,187             117,633
        Life insurance expense                                     13,142              11,943             157,179
        Other operating expenses                                  700,988             646,266             653,717
                                                          ---------------     ---------------     ---------------
               Total other expenses                             5,466,964           5,065,811           4,958,271
                                                          ---------------     ---------------     ---------------

    Income Before Income Tax                                      581,744           1,270,651             454,453
        Income tax expense                                        109,590             352,862              33,606
                                                          ---------------     ---------------     ---------------

    Net Income                                           $        472,154    $        917,789    $        420,847
                                                          ===============     ===============     ===============

    Basic Earnings Per Share                             $            .45    $            .88    $            .41

    Diluted Earnings Per Share                                        .45                 .85                 .41

See Notes To Consolidated Financial Statements

                        First Community Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 2002, 2001 and 2000

                                                           2002        2001       2000
                                                        ---------------------------------
Net Income                                              $ 472,154   $ 917,789   $ 420,847
                                                        ---------   ---------   ---------

Other comprehensive income, net of tax
    Unrealized gains on securities available for sale
       Unrealized holding gains arising during the
          period, net of tax expense of $50,633,
          $60,293 and $96,114                              77,195      91,923     146,537
       Less:  Reclassification adjustment for gains
          (losses) included in net income, net of tax
          expense (benefit) of $19,043, $19,717 and
          $ (9,908)                                        29,034      30,060     (15,106)
                                                        ---------   ---------   ---------
                                                           48,161      61,863     161,643
                                                        ---------   ---------   ---------

Comprehensive Income                                    $ 520,315   $ 979,652   $ 582,490
                                                        =========   =========   =========





See Notes To Consolidated Financial Statements

                        First Community Bancshares, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2002, 2001 and 2000

                                                                            Retained       Accumulated
                                                                            Earnings          Other
                                                  Common Stock                and         Comprehensive
                                            Shares                        Contributed        Income
                                          Outstanding       Amount          Capital          (Loss)           Total
                                        ----------------------------------------------------------------------------------
    Balances, January 1, 2000                1,019,694   $   6,930,024    $   2,096,894   $   (221,438)    $   8,805,480
        Net income                                                              420,847                          420,847
        Unrealized gains on securities                                                         161,643           161,643
        Cash dividends ($.16 per share)                                        (165,153)                        (165,153)
        Purchase of stock                      (10,608)        (89,953)                                          (89,953)
        Exercise of stock options               30,840         170,854                                           170,854
        Tax benefit on stock options
          exercised                                             12,300                                            12,300
                                           -----------    ------------     ------------    -----------      ------------


    Balances, December 31, 2000              1,039,926       7,023,225        2,352,588        (59,795)        9,316,018
        Net income                                                              917,789                          917,789
        Unrealized gains on securities                                                          61,863            61,863
        Cash dividends ($.12 per share)                                        (125,029)                        (125,029)
        Exercise of stock options                3,000          20,625                                            20,625
        Tax benefit on stock options
          exercised                                                140                                               140
                                           -----------    ------------     ------------    -----------      ------------


    Balances, December 31, 2001              1,042,926       7,043,990        3,145,348          2,068        10,191,406
        Net income                                                              472,154                          472,154
        Unrealized gains on securities                                                          48,161            48,161
        Cash dividends ($.25 per share)                                        (261,037)                        (261,037)
        Exercise of stock options                2,000          14,875                                            14,875
                                           -----------    ------------     ------------    -----------      ------------


    Balances, December 31, 2002              1,044,926   $   7,058,865    $   3,356,465   $     50,229     $  10,465,559
                                           ===========    ============     ============    ===========      ============

See Notes To Consolidated Financial Statements

                        First Community Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000

                                                                  2002               2001               2000
                                                           ----------------------------------------------------------
    Operating Activities
        Net income                                            $      472,154     $      917,789     $      420,847
        Items not requiring (providing) cash
           Provision for loan losses                               1,553,968            288,500            219,100
           Depreciation and amortization                             355,725            372,017            374,568
           Deferred income tax                                      (168,690)            10,262           (135,490)
           Investment securities amortization                         31,622             49,212             44,953
           Investment securities (gains) losses                      (48,077)           (49,777)            25,014
           Loans originated for sale in the secondary
              market                                             (16,820,922)        (3,267,260)                --
           Proceeds from loans sold in the secondary
              market                                              15,948,706          2,753,535                 --
           Gain on loans sold                                       (199,056)           (40,536)                --
        Net change in
           Interest receivable                                        85,206            322,578            (87,902)
           Interest payable                                         (106,258)          (173,859)           138,208
        Other adjustments                                           (457,917)           318,339            218,904
                                                              --------------     --------------     --------------
               Net cash provided by operating activities             646,461          1,500,800          1,218,202
                                                              --------------     --------------     --------------

    Investing Activities
        Purchases of securities available for sale                (3,063,302)          (500,000)                --
        Proceeds from sales of securities available for
          sale                                                     3,097,854          5,451,805          2,435,192
        Proceeds from maturities of securities available
          for sale                                                   618,887          1,079,288          2,598,330
        Purchases of securities held to maturity                          --                 --         (4,973,179)
        Proceeds from sale of securities held to maturity                 --            126,284                 --
        Proceeds from maturities of securities held to
          maturity                                                        --             24,000         10,622,000
        Net change in loans                                        2,850,241         (2,736,366)       (13,122,398)
        Purchases of premises and equipment                          (75,486)          (121,206)          (751,394)
        Proceeds from sale of foreclosed assets                      366,274            174,980             96,455
        Purchases of Federal Home Loan Bank stock                         --           (247,200)                --
        Premiums on life insurance                                        --                 --           (825,118)
        Other investing activities                                    75,316             10,000
                                                              --------------     --------------     --------------
               Net cash provided by (used in) investing
                  activities                                       3,869,784          3,261,585         (3,920,112)
                                                              --------------     --------------     --------------

    Financing Activities
        Net change in
           Noninterest-bearing, NOW, and savings deposits         10,215,989          4,456,693          1,562,633
           Certificates of deposit                                (8,328,839)        (9,741,499)        (6,869,306)
        Proceeds from borrowings                                          --          8,000,000         10,000,000
        Repayment of borrowings                                   (3,793,915)        (5,530,510)        (1,624,792)
        Cash dividends                                              (208,791)          (166,626)          (164,345)
        Purchase of stock                                                 --                 --            (89,953)
        Stock options exercised                                       14,875             20,625            170,854
                                                              --------------     --------------     --------------
               Net cash provided by (used in) financing
                  activities                                      (2,100,681)        (2,961,317)         2,985,091
                                                              --------------     --------------     --------------

    Net Change in Cash and Cash Equivalents                        2,415,564          1,801,068            283,181

    Cash and Cash Equivalents, Beginning of Year                   6,687,450          4,886,382          4,603,201
                                                              --------------     --------------     --------------


    Cash and Cash Equivalents, End of Year                    $    9,103,014     $    6,687,450     $    4,886,382
                                                              ==============     ==============     ==============


    Additional Cash Flows Information
        Interest paid                                        $     3,964,604    $     6,134,483    $     6,421,346
        Income tax paid                                              560,567             75,440            160,633
        Investment securities held to maturity
          transferred to available for sale                               --          1,196,095                 --

See Notes To Consolidated Financial Statements

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

        The accounting and reporting policies of First Community Bancshares, Inc. (Company) and its wholly owned subsidiaries, First Community Bank and Trust (Bank) and First Community Real Estate Management, Inc. (FCREMI), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

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

        Description of business - The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Johnson and Jennings Counties, Indiana and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. FCREMI holds and manages the real estate used by the Company and the Bank.

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

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

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

        Allowance for loan losses is maintained to absorb potential loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the portfolio, and the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. A loan is considered impaired when, based upon current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

        The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2002, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

        Stock options - The Company has a stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                     2002             2001              2000
                                                              ------------------------------------------------------
           Net income, as reported                              $          472    $          918   $          421
           Less:  Total stock-based employee compensation
              cost determined under the fair value based
              method, net of income taxes                                   (5)               (5)              (8)
                                                                 -------------     -------------    -------------

           Pro forma net income                                 $          467    $          913   $          413
                                                                 =============     =============    =============

           Earnings per share:
               Basic - as reported                              $          .45    $          .88   $          .41
               Basic - pro forma                                           .45               .88              .40
               Diluted - as reported                                       .45               .85              .41
               Diluted - pro forma                                         .45               .84              .40

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

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 2:  Restriction on Cash and Due From Banks

        The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank (FRB). The reserve required at December 31, 2002, was $888,000.



Note 3:  Investment Securities

                                                                               2002
                                                                      Gross            Gross
                                                   Amortized        Unrealized       Unrealized         Fair
                                                     Cost             Gains            Losses           Value
                                               ---------------------------------------------------------------------
           Available for sale
               State and municipal               $        3,328   $           84    $          --   $       3,412
               Corporate obligations                        500               --               --             500
                                                  -------------    -------------     ------------    ------------

                  Total                          $        3,828   $           84    $           0   $       3,912
                                                  =============    =============     ============    ============


                                                                               2001
                                                                      Gross            Gross
                                                   Amortized        Unrealized       Unrealized         Fair
                                                     Cost             Gains            Losses           Value
                                               ---------------------------------------------------------------------

           Available for sale
               State and municipal               $        3,966   $           24    $          21   $       3,969
               Corporate obligations                        500                                               500
                                                  -------------    -------------     ------------    ------------

                  Total                          $        4,466   $           24    $          21   $       4,469
                                                  =============    =============     ============    ============

        The amortized cost and fair value of securities held to maturity and available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


                                                                                             2002
                                                                                      Available for Sale
                                                                                 Amortized             Fair
                           Maturity Distribution                                   Cost               Value
--------------------------------------------------------------------------------------------------------------------
           Due in one year or less                                            $          678     $          680
           Due after one through five years                                            2,080              2,146
           Due after five through ten years                                              765                781
           Due after ten years                                                           305                305
                                                                               -------------      -------------

                  Totals                                                      $        3,828     $        3,912
                                                                               =============      =============

        No securities were pledged at December 31, 2002 and 2001.

        Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $3,098,000, $5,452,000 and $2,435,000. Gross gains of
        $48,000 and $50,000 were realized on the 2002 and the 2001 sales and gross losses of $25,000 were realized on the 2000 sales. During 2001, the Company sold $126,000 of securities classified as held to maturity. Subsequent to the transaction, the Company transferred the remaining portfolio of securities held to maturity to securities available for sale. Proceeds from the sale were $126,000 with a negligible gain.



Note 4:   Loans and Allowance

                                                                                  2002                2001
                                                                          ------------------------------------------
           Commercial, commercial real estate and industrial loans          $         45,900    $         41,126
           Real estate loans                                                          37,536              46,585
           Construction loans                                                          3,578               3,630
           Individuals' loans for household and other personal
              expenditures                                                            31,441              32,094
           Tax-exempt loans and leases                                                 2,818               2,370
           Lease financing                                                             1,113                 762
                                                                             ---------------     ---------------
                  Total loans                                                        122,386             126,567
           Deferred loan origination costs                                               116                 174
           Allowance for loan losses                                                  (1,495)             (1,114)
                                                                             ---------------     ---------------

                  Total loans, net                                          $        121,007    $        125,627
                                                                             ===============     ===============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

                                                              2002                2001                2000
                                                      --------------------------------------------------------------
           Allowance for loan losses
               Balances, January 1                      $          1,114    $          1,007    $            873
               Provision for losses                                1,554                 289                 219
               Recoveries on loans                                    41                  34                  19
               Loans charged off                                  (1,214)               (216)               (104)
                                                         ---------------     ---------------     ---------------

               Balances, December 31                    $          1,495    $          1,114    $          1,007
                                                         ===============     ===============     ===============

        Information on impaired loans is summarized below.

                                                                                  2002                2001
                                                                          ------------------------------------------
           Impaired loans with an allowance                                 $          2,410    $          1,227
           Impaired loans for which the discounted cash flows or
              collateral value exceeds the carrying value of the loan                     --                 131
                                                                             ---------------     ---------------

                                                                            $          2,410    $          1,358
                                                                             ===============     ===============

           Allowance for impaired loans (included in the Company's
              allowance for loan losses)                                    $            425    $            137

                                                              2002                2001                2000
                                                      --------------------------------------------------------------
           Average balance of impaired loans            $          1,300    $            358    $            103
           Interest income recognized on impaired
              loans                                                   --                  --                  --
           Cash-basis interest included above                         --                  --                  --

        At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $540,000 and $48,000, respectively. Non-accruing loans at December 31, 2002 and 2001 were $2,657,000 and $1,630,000, respectively.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 5:  Premises and Equipment

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Land                                                            $          1,018     $          1,018
           Buildings                                                                  2,439                2,432
           Leasehold improvements                                                       230                  238
           Equipment                                                                  1,828                2,013
                                                                            ---------------      ---------------
                  Total cost                                                          5,515                5,701
           Accumulated depreciation and amortization                                 (1,230)              (1,136)
                                                                            ---------------      ---------------

                  Net                                                      $          4,285     $          4,565
                                                                            ===============      ===============

Note 6:  Loan Servicing

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $14,394,000 and $2,600,000 at December 31, 2002 and 2001, respectively.

        The aggregate fair value of capitalized mortgage servicing rights at December 31, 2002 and 2001 totaled $103,000 and $23,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                                                                  2002                 2001
                                                                          ------------------------------------------
           Mortgage Servicing Rights
               Balances, beginning of year                                  $             23     $             --
               Servicing rights capitalized                                               90                   23
               Amortization of servicing rights                                          (10)                  --
                                                                             ---------------      ---------------

               Balances, end of year                                        $            103     $             23
                                                                             ===============      ===============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 7:  Deposits

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Demand deposits                                                 $         37,837     $         31,895
           Savings deposits                                                          30,752               26,478
           Certificates and other time deposits of $100,000 or more                  16,399               13,864
           Other certificates and time deposits                                      34,623               45,487
                                                                            ---------------      ---------------

                  Total deposits                                           $        119,611     $        117,724
                                                                            ===============      ===============

           Certificates and other time deposits maturing in:
               2003                                                        $         32,571
               2004                                                                   6,322
               2005                                                                   1,348
               2006                                                                   4,979
               2007                                                                   2,074
               Thereafter                                                             3,728
                                                                            ---------------

                                                                           $         51,022

Note 8:  FHLB Advances

                                                                                                     Interest
                                                                                  Amount               Rate
                                                                           -----------------------------------------
           Maturities in
               2003                                                          $          1,500           5.51%
               2004                                                                       500           5.73
               2007                                                                     5,000           5.95
               Thereafter                                                               5,500           5.50
                                                                              ---------------

                                                                             $         12,500
                                                                              ===============

        The Bank has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires May 8, 2003 and bears interest at a rate equal to the then current variable advance rate.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


        The FHLB advances and drawings on the available line of credit are secured by specific mortgage collateral on first mortgage loans eligible as collateral totaling $19,500,000. Advances are subject to restrictions or penalties in the event of prepayment.

        FHLB advances totaling $10,500,000 are subject to various options for the FHLB to convert the rates. If the FHLB exercises its option, the advance will be prepayable at the Bank's option, at par and without a penalty fee.



Note 9:  Other Borrowings

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Convertible notes due December 31, 2008                         $          1,000     $          1,000
           Notes payable                                                                762                1,556
                                                                            ---------------      ---------------

                  Total other borrowings                                   $          1,762     $          2,556
                                                                            ===============      ===============

        The convertible notes are unsecured and bear an interest rate of 7%. The notes were issued from December 31, 1998 through March 31, 1999 and are convertible at the option of the holder into shares of common stock of the Company at the rate of $11.00 per share.

        Notes payable include a note dated December 18, 1998 with an original balance of $416,000 at a fixed interest rate of 7.25% with monthly installments due through November 2003 and a final balloon payment due in December 2003; and a note dated July 28, 1999 with an original balance of $422,800 at a fixed interest rate of 7.50% with monthly installments due through July 2004 and a final balloon payment due in August 2004 if not renewed. The notes are secured by real estate of the Company.

           Maturities in
               2003                                            $            403
               2004                                                         359
               2008                                                       1,000
                                                                ---------------

                                                               $          1,762
                                                                ===============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 10: Income Tax

                                                               2002                2001                2000
                                                       -------------------------------------------------------------
           Income tax expense
               Currently payable
                  Federal                                $            195    $            243    $            123
                  State                                                84                  99                  47
               Deferred
                  Federal                                            (126)                  8                (134)
                  State                                               (43)                  3                  (2)
                                                          ---------------     ---------------     ---------------

                      Total income tax expense           $            110    $            353    $             34
                                                          ===============     ===============     ===============

           Reconciliation of federal statutory to
              actual tax expense
               Federal statutory income tax at 34%       $            198    $            432    $            155
               Tax exempt interest                                    (99)               (123)               (168)
               Effect of state income taxes                            27                  67                  29
               Effect of life insurance                               (34)                (27)                 23
               Other                                                   18                   4                  (5)
                                                          ---------------     ---------------     ---------------

                  Actual tax expense                     $            110    $            353    $             34
                                                          ===============     ===============     ===============

           Effective tax rate                                      18.8%               27.8%                7.4%

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


        A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Assets
               Allowance for loan losses                                   $            578     $            419
               Assumption fee                                                            91                   98
               Alternative minimum tax credit carryforward                               52                   77
               Deferred compensation                                                    174                  113
                                                                            ---------------      ---------------
                  Total assets                                                          895                  707
                                                                            ---------------      ---------------

           Liabilities
               Depreciation                                                            (189)                (186)
               State income tax                                                         (42)                 (27)
               Loan fees                                                                (49)                 (81)
               Mortgage servicing rights                                                (47)                 (14)
               Securities available for sale                                            (33)                  (1)
               Other                                                                    (14)                 (14)
                                                                            ---------------      ---------------
                  Total liabilities                                                    (374)                (323)
                                                                            ---------------      ---------------

                                                                           $            521     $            384
                                                                            ===============      ===============

        No valuation allowance was necessary for the years ended December 31, 2002 and 2001.



Note 11: Commitments and Contingent Liabilities

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

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

        Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                                                  2002                 2001
                                                                          ------------------------------------------
           Commitments to extend credit                                     $         17,355     $         16,231
           Standby letters of credit                                                     474                   95

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

        In connection with the approval of its bank holding company application, the Company must obtain Federal Reserve approval prior to incurring debt, which would cause its debt to equity ratio to exceed 30 percent. The Company is in compliance with this restriction at December 31, 2002.


Note 12: Stockholders' Equity

        The dividends which the Company may pay are restricted by FRB capital requirements and by Indiana law to the amount of retained earnings. The ability of the Company to pay dividends to stockholders is dependent on dividends received from the Bank. Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank is also restricted by the Office of Thrift Supervision for the amount of the liquidation account established at the time of its stock conversion. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2002, stockholder's equity of the Bank was $11,182,000, of which a minimum of $1,068,000 was available for payment of dividends.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 13: Regulatory Capital

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

        There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2002 and 2001 the Bank is well capitalized and meets all subject capital adequacy requirements and the Bank was categorized as adequately capitalized during the most recent regulatory examination. The Bank has a policy plan which outlines the Bank's plan to maintain the required levels of regulatory capital. There are no conditions or events since December 31, 2002 that management believes have changed the Bank's classification.

        The Bank's actual and required capital amounts and ratios are as follows:

                                                                              2002
                                                                      Required for Adequate       To Be Well
                                                      Actual                Capital(1)           Capitalized(1)
                                                Amount       Ratio      Amount      Ratio      Amount      Ratio
                                             -----------------------------------------------------------------------
           Total capital(1)(to risk-weighted
              assets)                          $  12,396       10.5%   $  9,448        8.0%   $  11,810      10.0%
           Tier 1 capital(1)(to
              risk-weighted assets)               10,920        9.2       4,725        4.0        7,086       6.0
           Tier 1 capital(1)(to average
              assets)                             10,920        7.5       5,863        4.0        7,329       5.0

           (1) As defined by regulatory agencies

                                                                              2001
                                                                      Required for Adequate       To Be Well
                                                      Actual                Capital(1)           Capitalized(1)
                                                Amount       Ratio      Amount      Ratio      Amount      Ratio
                                             -----------------------------------------------------------------------
           Total capital(1)(to risk-weighted
              assets)                          $  11,840       10.3%   $  9,238        8.0%   $  11,547      10.0%
           Tier 1 capital(1)(to
              risk-weighted assets)               10,726        9.3       4,619        4.0        6,928       6.0
           Tier 1 capital(1)(to average
              assets)                             10,726        7.2       5,960        4.0        7,450       5.0

           (1) As defined by regulatory agencies

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 14: Employee Benefits

        The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions as determined each year by the Bank's Board of Directors. The Bank's expense for the plan was $57,000, $52,000 and $30,000 for 2002, 2001 and
        2000.

        The Bank has a supplemental retirement plan implemented in 2000 which provides retirement benefits to directors and executive officers. The Bank's obligations under the plan have been funded via the purchase of key man life insurance policies, for which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $46,000 and $47,000 for the years ended December 31, 2002 and 2001.

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

        The 1992 stock option plan, which is accounted for in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, has been amended to increase the aggregate number of shares under the plan from 46,921 to 66,771 shares. In addition, the amendment provided for immediate vesting of all outstanding stock options and stock options granted pursuant to the agreement. Additionally, the 1992 stock option plan was amended to extend the exercise period from five years to ten years from the date of grant.

        The Company's 1996 stock option plan has reserved 105,000 shares of Company stock for the granting of options to certain key employees, directors and advisors. The exercise price of the shares may not be less than the fair market value of the shares upon the grant of the option, therefore, no compensation expense is recognized. Options granted to key employees and advisors require approval of the Compensation Committee of the Board of Directors (Committee). Options granted to key employees and advisors become 25% exercisable one year from the date of the grant and continue to vest 25% each year thereafter until fully vested unless the Committee provides otherwise in the Option Agreement. The options granted during 1998 and 1999 vested at the date of grant. Without any action by the Committee, each outside director will be automatically granted an option to purchase 1,000 shares of Company stock on each anniversary date of service on the Board of Directors beginning with their 1997 anniversary. These options vest at the date of grant. Each option granted under the plan shall expire no later than ten years from the date the option is granted.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


        Although the Company has elected to follow APB No. 25, Standard Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                       2002             2001            2000
                                                                ----------------------------------------------------
           Risk-free interest rates                                    3.10%             5.58%           6.60%
           Dividend yields                                             2.23%             1.79%           2.19%
           Volatility factors of expected market price of
              common stock                                            24.00%            26.00%          29.00%
           Weighted-average expected life of the options               7 years           7 years         9 years

        The pro forma effect on net income is disclosed in Note 1.

        The following is a summary of the status of the Company's stock option plans and changes in the plans as of and for the years ended December 31, 2002, 2001 and 2000.

                                                 2002                     2001                      2000
                                                    Weighted-                Weighted-                 Weighted-
                                                     Average                  Average                   Average
                Options                  Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
--------------------------------------------------------------------------------------------------------------------
           Outstanding, beginning of year  34,750   $      9.68     33,750   $      9.90     59,590   $      7.89
           Granted                          4,000          9.70      4,000          5.75      5,000          6.88
           Exercised                       (2,000)         7.44     (3,000)         6.88    (30,840)         5.54
           Expired                         (2,050)        11.22         --         --            --
                                          -------                  -------                  -------


           Outstanding, end of year        34,700   $      9.72     34,750   $      9.68     33,750   $      9.90
                                          =======                  =======                  =======


           Options exercisable at year
              end                          34,700                   34,750                   33,750


           Weighted-average fair value
              of options granted
              during the year            $  2.26                  $  1.88                  $   2.66

        As of December 31, 2002, options outstanding and exercisable totaling 9,000 have exercise prices ranging from $5.75 to $8.00 and weighted-average remaining contractual lives of 7.3 years; options outstanding of 25,700 have exercise prices ranging from $9.13 to $11.50 and weighted-average remaining contractual lives of 5.9 years.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 15: Related Party Transactions

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

        The aggregate amount of loans, as defined, to such related parties were as follows:

           Balances, January 1, 2002                         $         1,563

           New loans, including renewals                               2,327
           Payments, etc., including renewals                          2,105
                                                             ---------------

           Balances, December 31, 2002                       $         1,785
                                                             ===============


        Deposits from related parties held by the Bank at December 31, 2002 and 2001 totaled $1,253,000 and $854,000.



Note 16: Earnings Per Share

        Earnings per share (EPS) were computed as follows:

                                                                                     2002
                                                                               Weighted-Average      Per Share
                                                                 Income             Shares             Amount
                                                            --------------------------------------------------------
           Basic Earnings Per Share
               Income available to common stockholders        $          472          1,044,115    $          .45
                                                                                                    =============

           Effect of Dilutive Stock Options                               --              2,302
                                                               -------------    ---------------

           Diluted Earnings Per Share
               Income available to common stockholders and
                 assumed conversions                          $          472          1,046,417    $          .45
                                                               =============    ===============     =============

        The Company had convertible debt outstanding at December 31, 2002 that was not included in the computation of diluted EPS because the convertible debt was not dilutive.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

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

Note 17: Fair Values of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

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

        Cash Value of Life Insurance - The fair values of cash value of life insurance approximate carrying values.

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

        FHLB Advances - The fair value of advances is estimated using a discounted cash flow calculation, based on current rates for similar debt.

        Other Borrowing - The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

        The estimated fair values of the Company's financial instruments are as follows:

                                                                2002                             2001
                                                     Carrying           Fair           Carrying          Fair
                                                       Value            Value           Value            Value
                                                  ---------------- ---------------- --------------- ----------------
           Assets
               Cash and cash equivalents            $     9,103      $    9,103       $     6,687     $    6,687
               Investment securities available
                 for sale                                 3,912           3,912             4,469          4,469
               Loans, including mortgage loans
                 held for sale, net                     122,632         124,349           126,181        127,687
               Stock in FHLB                              1,025           1,025             1,025          1,025
               Interest receivable                          765             765               849            849
               Cash surrender value of life
                 insurance                                2,533           2,533             2,433          2,433

           Liabilities
               Deposits                                 119,611         120,318           117,724        118,531
               FHLB advances                             12,500          13,072            15,500         15,504
               Other borrowings                           1,762           1,781             2,556          2,562
               Interest payable                             192             192               299            299

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


Note 18: Business Combinations

        On November 10, 1999, the Company signed a definitive agreement to acquire Blue River Federal Savings Bank, Edinburgh, Indiana. Under provisions of the agreement, the transaction was terminated in 2000. Expenses related to the proposed business combination are included in other expenses for the year ended December 31, 2000.

        On November 20, 2002, the Company announced it had executed an agreement which is expected to lead to the merger of the Company into MainSource Financial Group, Inc. The agreement provides that the Company's stockholders will receive $21 in cash for each share of common stock of the Company. As a result of the transaction, the Company will ultimately be merged with and into MainSource Financial Group, Inc. The transaction is subject to the execution of a definitive merger agreement, various regulatory approvals, and the approval of the stockholders of the Company.



Note 19: Condensed Financial Information (Parent Company Only)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                                             Condensed Balance Sheets

                                                                                 2002                 2001
                                                                         -------------------------------------------
           Assets
               Cash on deposit with subsidiary                             $             67     $             40
               Investment in common stock of subsidiaries                            11,469               11,155
               Other assets                                                             197                  228
                                                                            ---------------      ---------------

                  Total assets                                             $         11,733     $         11,423
                                                                            ===============      ===============

           Liabilities
               Convertible notes                                           $          1,000     $          1,000
               Other liabilities                                                        267                  232
                                                                            ---------------      ---------------
                  Total liabilities                                                   1,267                1,232

           Stockholders' Equity                                                      10,466               10,191
                                                                            ---------------      ---------------

                  Total liabilities and stockholders' equity               $         11,733     $         11,423
                                                                            ===============      ===============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)


                                          Condensed Statements of Income

                                                                     2002             2001              2000
                                                               -----------------------------------------------------
           Income
               Dividends from subsidiaries                       $         257    $         225    $         285
               Other interest income and dividends                           1                1                1
               Other income                                                 74               --               --
                                                                  ------------     ------------     ------------
                  Total income                                             332              226              286
                                                                  ------------     ------------     ------------

           Expenses
               Interest expense                                             70               70               70
               Salaries and employee benefits                               58               54               64
               Professional fees                                            39               49               50
               Other expenses                                                3                6               97
                                                                  ------------     ------------     ------------
                  Total expenses                                           170              179              281
                                                                  ------------     ------------     ------------

           Income before income tax benefit and equity in
              undistributed income of subsidiaries                         162               47                5
               Income tax benefit                                          (44)             (71)            (111)
                                                                  ------------     ------------     ------------

           Income before equity in undistributed income of
              subsidiaries                                                 206              118              116
               Equity in undistributed income of subsidiaries              266              800              305
                                                                  ------------     ------------     ------------

           Net Income                                            $         472    $         918    $         421
                                                                  ============     ============     ============

                        First Community Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001
           (Table Dollar Amounts in Thousands, Except Per Share Data)

                                         Condensed Statements of Cash Flows

                                                                     2002              2001              2000
                                                              -------------------------------------------------------
           Operating Activities
               Net income                                       $         472      $         918    $         421
               Items not requiring (providing) cash                      (352)              (810)            (285)
                                                                 ------------       ------------     ------------
                  Net cash provided by operating activities               120                108              136
                                                                 ------------       ------------     ------------

           Investing Activities
               Capital contributions to subsidiary                         --                 --             (265)
               Other investing activities                                 101                 --               --
                                                                 ------------       ------------     ------------
                  Net cash provided by (used in) investing
                     activities                                           101                 --             (265)
                                                                 ------------       ------------     ------------

           Financing Activities
               Cash dividends                                            (209)              (125)            (164)
               Stock options exercised                                     15                 21              171
               Purchase of stock                                           --                 --              (90)
                                                                 ------------       ------------     ------------
                  Net cash used in financing activities                  (194)              (104)             (83)
                                                                 ------------       ------------     ------------

           Net Change in Cash on Deposit                                   27                  4             (212)

           Cash on Deposit at Beginning of Year                            40                 36              248
                                                                 ------------       ------------     ------------

           Cash on Deposit at End of Year                       $          67      $          40    $          36
                                                                 ============       ============     ============

                                      F-27