Form 10-K/A
period 2002-12-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2003-05-01
CIK 877987

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Indicate by check mark whether the Registrant is an accelerated filer
Yes               No    X
    -------          -------

Aggregate market value of common stock held by non-affiliates computed by reference to the sale price of such stock as of
June 28, 2002                                                       $10,344,767
Shares of common stock outstanding as of March 3, 2003:               1,044,926

                       DOCUMENT INCORPORATED BY REFERENCE.

                                      none

                           FORM 10-K TABLE OF CONTENTS

                                                                           Page


PART III

Item 10.  Directors and Executive Officers of the Registrant..................2

Item 11.  Executive Compensation..............................................3

Item 12.  Security Ownership of Certain Beneficial Owners and Management......7

Item 13.  Certain Relationships and Related Transactions......................8



PART IV

Signatures....................................................................8

Certification pursuant to the Sarbanes-Oxley Act of 2002......................9

Certification of Controls and Procedures.....................................10

                                EXPLANATORY NOTE

          First Community Bancshares, Inc. (the "Company") is amending its Annual Report on Form 10-K for the year ended December 31, 2002 to reflect the addition of the information required by Part III of the report, which was omitted in the original filing pursuant to General Instruction G(3) of Form 10-K. We have made no further changes to the previously filed Form 10-K.

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the executive officers and directors of the Company:

Name                         Age    Principal Occupation          Director Since   Term to Expire
----                         ---    --------------------          --------------   --------------
Albert R. Jackson, Jr.       68     Retired Bank President             1997             2004

Albert R. Jackson, III       42     Chief Executive and                1997             2003
                                    Financial Officer of the
                                    Company, and President and
                                    CEO of First Community Bank
                                    & Trust ("First Community")

Frank D. Neese               65     President, Indiana                 1996             2005
                                    Securities, LLC

Roy Martin Umbarger          56     President, Roy Umbarger &          1996             2005
                                    Sons, Inc.

Merrill M. Wesemann          68     Chairman of Board                  1991             2003
                                    Physician

         Albert R. Jackson, III has been President of First Community since 1994 and CEO for both First Community and the Company since 1996. Before joining First Community he was Senior Vice president of National City Bank. Mr. Jackson has also served as Senior Vice President and cashier of the Seymour National Bank of Seymour, Indiana and as Vice President for First National Bank of North Vernon, Indiana and as Treasurer and Chief Financial Officer of that bank's holding company, North Vernon 1st Financial Corporation. Mr. Jackson's current term as a Director of the Company expires at the 2003 Annual Meeting. Mr. Jackson is also a Director of First Community and FCREM. He is the son of Albert
R. Jackson, Jr.

         Albert R. Jackson, Jr. was the President of First National Bank of North Vernon, Indiana from 1971 to 1989 and a Senior Executive Vice President of The Seymour National Bank of Seymour, Indiana from 1989 to his retirement in 1994. Mr. Jackson was appointed as a Director of the Company in May 1997 and elected to a full three (3) year term in May 1998. Mr. Jackson's current term as a Director of the Company expires at the 2004 Annual Meeting. Mr. Jackson is also a Director of First Community and FCREM. He is the father of Albert R. Jackson, III.

         Frank D. Neese has been President of Indiana Securities, LLC, a registered broker-dealer and an investment banking firm, since January 1, 1998. Mr. Neese served as Senior Vice President of Traub and Company, a registered broker-dealer, from 1979 until December 31, 1997. Mr. Neese has served as a financial advisor to First Community since 1991. Mr. Neese's current term as a Director of the Company expires at the 2005

Annual Meeting. Mr. Neese is Secretary and a Director of First Community and a Director of FCREM. Mr. Neese also serves as President of the Pines of Deerfield, a privately held real estate development company.

         Roy Martin Umbarger has been the President and co-owner of Roy Umbarger & Sons, Inc., a feed mill, grain elevator and fertilizer distributor located in Bargersville, Indiana, since 1986. Mr. Umbarger received a degree in Business Marketing from the University of Evansville and is a lifetime resident of Johnson County. Mr. Umbarger is a 32 year member of the Indiana Army National Guard and is currently Deputy Commanding General of the 38th Infantry Division. He holds the rank of Brigadier General. Mr. Umbarger's current term as a Director of the Company expires at the 2005 Annual Meeting. Mr. Umbarger is also a Director of First Community and a Director of FCREM.

         Merrill M. Wesemann, M.D. was a Director of Bargersville Federal Savings Bank ("Bargersville") from January 1979 until the acquisition of Bargersville by the Company in August 1991. Dr. Wesemann has been a Director of the Company since August 1991and is also a Director of First Community and FCREM. Dr. Wesemann has practiced medicine since 1961 and is a past Treasurer of the Indiana State Medical Association. Dr. Wesemann's current term as a Director of the Company expires at the 2003 Annual Meeting.



             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. A copy of such reports must be sent to the Company.

         Based solely on its review of the copies of such reports received by it, or written representations from reporting persons, the Company believes that during the year ended December 31, 2002, its executive officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

                              DIRECTOR COMPENSATION

         A. Cash Compensation. None of the Directors of the Company were compensated for service as members of the Board of Directors or any committee of the Board. However, all Directors of the Company were also Directors of First Community for the fiscal year ended December 31, 2002, and cash compensation for non-employee Directors of First Community was $1,102.50 per month. The Chairman's compensation was $1,267.88 per month for 2002. First Community also provides each of First Community's Directors with Directors' and Officers' liability insurance. Directors are entitled to defer a portion of their compensation as directors of First Community. Any such deferred funds are invested, pursuant to a Deferred Compensation Agreement, in an account with an annual interest rate as determined by the Board of Directors of First Community.

         Directors are also reimbursed for reasonable expenses incurred in attending Board and committee meetings. Directors otherwise employed by the Company or First Community are not separately compensated for serving as a director.

         B. Options. On May 15, 1996, the shareholders approved the creation of the 1996 Stock Option Plan (the "1996 Plan") for the issuance of 105,000 shares of Common Stock. The 1996 Plan authorizes the grant of both incentive (qualified) and non-qualified stock options. The 1996 Plan provides, among other things, that nonstatutory options shall be automatically granted to outside directors on a yearly basis with an exercise price equal to the fair market value of the Common Stock on the date of grant in order to provide an incentive to outside Directors of the Company, which grants generally have a term of ten years from the date of grant and are exercisable only during the time the optionee remains a director or within one year thereafter (but not beyond expiration of the option term).

         The 1996 Plan provides for adjustment of the number of shares and exercise price of options in certain events.

         The Company is not entitled to a deduction for amounts taxed as ordinary income or capital gain to a participant holding an incentive stock option but is entitled to a deduction for amounts taxed as ordinary income to holders of nonstatutory stock options.

         The Company has granted options under the 1996 Plan to purchase 1,050 shares, 1,000 shares, 1,000 shares, 1,000 shares, 1,000 shares and 1,000 shares of common stock each to Dr. Wesemann, Frank Neese, Albert R. Jackson, Jr., and Roy Martin Umbarger with an exercise price of $11.43, $11.00, $8.00, $6.875, $5.75 and $9.70 per share, respectively. In February 1998 and 1999, the Board granted an option to purchase 5,000 shares and 2,500 shares of common stock to Albert R. Jackson, III with an exercise price of $11.50 and $9.125 per share, respectively, and an aggregate of 4,000 shares and 2,000 shares to two (2) other officers with an exercise price of $11.50 and $9.125 per share, respectively.

         C. Retirement Plans. In September, 2000, First Community adopted a Supplemental Executive Retirement Plan (the "SERP"). The Board of Directors is solely responsible for the selection of employees and members of the Board of Directors who are eligible to become participants in the SERP. An eligible individual becomes a participant in the SERP upon execution and delivery of a SERP agreement. Current participants are all of the Directors and the President of First Community.

         Under the SERP, a participant who has obtained 72 years of age, is serving as a director or employee at that time, and has completed at least three years of participation in the SERP is entitled to received annual payments equal to 100% of the average of the director fees such person received or would have received had such person been a director each year for the most recent three-year period. Such payments shall be made in equal monthly installments for the remainder of the participant's life. If a retired participant receiving payments should die prior to the receipt of 120 monthly payments, such monthly payments shall continue to be paid to the participant's beneficiary until the completion of an aggregate of 120 monthly payments.

         A participant who has completed at least five years of employment or service as a director with First Community may elect early retirement on or after attaining age 65. A participant electing early retirement is entitled to receive the actuarial equivalent (present value) of the normal retirement benefit described above.

         The SERP also provides that in the event a participant dies while employed by or serving on the Board of Directors of First Community, that participant's beneficiary shall be paid a monthly benefit for 120 months in an amount equivalent to the amount the participant would have received had the participant reached normal retirement age.

                             MANAGEMENT COMPENSATION



Name                         Age           Position
----                         ---           --------
Albert R. Jackson, III        42           Chief Executive and Financial
                                           Officer of the Company, and
                                           President and CEO of First Community

Albert R. Jackson, III is also a director of the Company and additional information concerning Mr. Jackson is on page 2.

Executive Compensation

         The following Summary Compensation Table shows the compensation for each of the three years ended December 31, 2002, of the only person who served as the Chief Executive Officer of the Company for services in all capacities to the Company and its subsidiaries. No executive officers received compensation above the reportable threshold of $100,000 during the years covered by this table.

                                       Summary Compensation Table

                                                                         Long Term Compensation
                                                                         ----------------------
                                     Annual Compensation                           Awards
                                     -------------------                           ------
Payouts
-------
  (a)                       (b)    (c)        (d)        (e)        (f)         (g)        (h)      (i)
Name and                   Year  Salary($)  Bonus($)    Other    Restricted  Securities   LTIP    All Other
Principal                  ----  ---------  --------    Annual   Stock       Underlying   Payout  Compen-
Position                                                Compen-  Award(s)    Options/      ($)    sation($)(2)
--------                                                sation      ($)      SARs (#)     ------  ------------
                                                        ($)(1)   ----------- ----------
                                                        ------
Albert R. Jackson, III(3)  2002  107,097      -0-        361                                        3,933
CEO                        2001   89,587      -0-        262                                        3,597
                           2000   86,000      -0-        211                                        2,252

---------------------
(1)      Taxable benefit on life insurance coverage above $50,000.
(2)      Contribution by the Company to the executive's 401 (k) plan.
(3) In 1994, Mr. Jackson became the President of First Community. In March 1996, Mr. Jackson also became the Chief Executive Officer and Chief Financial Officer of the Company. In 1998 Mr. Jackson also become President and CEO of FCREM, and ceased to be CFO of the Company. In 1999 Mr. Jackson reassumed the position of CFO of the Company.

Deferred Compensation

         The Chief Executive Officer of the Company is entitled to defer a portion of his annual compensation. Any such deferred funds are invested, pursuant to a Deferred Compensation Agreement, in an account with an annual interest rate as determined by the Board of Directors of First Community.

Life Insurance Plan

         First Community pays the premiums on a group term life insurance policy for all regular full-time employees who have worked for First Community for 90 days. The amount of coverage under this plan is three times each employee's annual salary.



                      Option/SAR Grants In Last Fiscal Year
                                Individual Grants

         There were no Option/SAR grants during the last fiscal year.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

(a)                   (b)             (c)          (d)              (e)

                                                 Number of
                                                 Securities       Value of
                                                 Underlying       Unexercised
                                                 Unexercised      In-the-Money
                                                 Options/SAR's    Options/SARs
                                                 At FY-End (#)    at FY-End ($)
                  Shares
                  Acquired on     Value          Exercisable/     Exercisable/
Name              Exercise (#)    Realized ($)   Unexercisable    Unexercisable
----              ------------    ------------   -------------    -------------

Albert R. Jackson, III  -0-           -0-          7,500/-0-       $66,688/-0-


             Long-Term Incentive Plans - Awards in Last Fiscal Year

         There were no Long-Term Incentive Plan awards during the last fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the number of common shares of First Community beneficially owned by each director of First Community and by all directors and executive officers of First Community as a group as of December 31, 2002. No other person is known by management of First Community to own more than 5% of the outstanding common shares of First Community.

                                             Shares Beneficially Owned
Name and Address                       Number                       Percent
----------------                       ------                       -------

Albert R. Jackson, III                 32,178(1)                    3.1%
5675 N. CO RD 200W
North Vernon, Indiana 47265

Albert R. Jackson, Jr.
5745 N CO RD 200W                      31,069(2)                    2.9%
North Vernon, Indiana 47265

Merrill M. Wesemann, M.D.              104,179(3)                   9.9%
251 E Jefferson Street
Franklin, Indiana  46131

Roy Martin Umbarger                    49,115(4)                    4.7%
5180 W CO RD 300N
Bargersville, Indiana 46106

Frank D. Neese                         137,113(5)                   12.5%
1705 North Meridian Street
Indianapolis, Indiana 46202

All Officers and Directors as a
group (5 persons)                      348,191                      30.7%

--------

         (1) Includes 5,363 shares held jointly with his father, brother and sister as to which he disclaims voting and dispositive power, currently exercisable options for 7,500 shares granted under the 1996 Stock Option Plan and a Convertible Note currently convertible into 909 shares. Mr. Jackson, III is the son of Mr. Jackson, Jr.
         (2) Includes 5,363 shares held jointly with two sons and a daughter, 2,135 shares owned by Mr. Jackson's spouse, currently exercisable options for 3,050 shares granted under the 1996 Stock Option Plan, Convertible Notes currently convertible into 5,454 shares, and a Convertible Note owned by his spouse currently convertible into 909 shares. Mr. Jackson, Jr. is the father of Mr. Jackson, III.
         (3) Includes 8,087 shares owned by Dr. Wesemann's spouse, currently exercisable options for 6,050 shares granted under the 1996 Stock Option Plan, Convertible Notes currently convertible into 3,636 shares, and a Convertible Note owned by his spouse currently convertible into 909 shares.
         (4) Includes 1,465 shares owned by Mr. Umbarger's spouse, 721 shares owned as a joint-tenant with a son, 214 shares owned by his spouse jointly with his daughter, currently exercisable options for 6,050 shares granted under the 1996 Stock Option Plan and Convertible Notes currently convertible into 4,545 shares.
         (5) Includes 3,000 shares owned by Mr. Neese's spouse, 14,044 shares owned by Mr. Neese's spouse in an IRA account, 53,877 shares owned in an IRA account, 6,648 shares owned through a 401(k) plan, currently exercisable options for 6,050 shares granted under the 1996 Stock Option Plan and Convertible Notes currently convertible into 45,454 shares. Mr. Neese disclaims beneficial ownership of the shares owned by or for the benefit of his spouse.

Item 13.  Certain Relationships and Related Party Transactions

         Certain of the Directors of the Company and their affiliates have banking and other transactions with First Community in the ordinary course of business. Any loans and commitments to lend to such affiliated persons or entities are made in accordance with all applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties of similar creditworthiness and do not involve more than normal risk of collectibility or present other unfavorable features to First Community. The Company believes that all transactions between First Community on the one hand, and any officer, director, principal shareholder, or other affiliate of the Company or First Community on the other hand, are on terms no less favorable to First Community than could be obtained on an arm's-length basis from unaffiliated third parties.



                                     PART IV

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2003.

                                     FIRST COMMUNITY BANCSHARES, INC.

                                     By: /s/ Albert R. Jackson , III
                                         -------------------------------
                                         Albert R. Jackson, III, Chief Executive
                                         Officer, Chief Financial Officer and
                                         Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures and Title(s)                                      Date

/s/ Albert R. Jackson , III
--------------------------------------------
Albert R. Jackson, III, Chief Executive                      April 30, 2003
Officer, Chief Financial Officer and Director


/s/ Merrill M. Wesemann                                      April 30, 2003
--------------------------------------------
Merrill M. Wesemann, MD, Director and Chairman


/s/ Albert R. Jackson, Jr.                                   April 30, 2003
--------------------------------------------
Albert R. Jackson, Jr., Director and President


/s/ Roy Martin Umbarger                                      April 30, 2003
--------------------------------------------
Roy Martin Umbarger, Director and Vice President


/s/ Frank D. Neese                                           April 30, 2003
--------------------------------------------
Frank D. Neese, Director and Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of First Community Bancshares, Inc. (the "Company") on Form 10K/A for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert R. Jackson, III, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods stated therein.


By: /s/ Albert R. Jackson, III
    ---------------------------------------------------
    Chief Executive Officer and Chief Financial Officer
    April 30, 2003

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Albert R. Jackson III, certify that:

1. I have reviewed this annual report on Form 10-K/A of First Community Bancshares, Inc.;

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

By: /s/ Albert R. Jackson, III
    ---------------------------------------------------
    Chief Executive Officer and Chief Financial Officer
    April 30, 2003