Form 10-Q
period 2003-03-31
FIRST COMMUNITY BANCSHARES INC /IN
filed 2003-05-15
CIK 877987

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003

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

Yes  X  No
    ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

Outstanding Shares of Common Stock on May 1, 2003       1,044,926

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

Part I. Financial Information:

    Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets........................4

                  Consolidated Condensed Statements of Income..................5

                  Consolidated Condensed Statements of Comprehensive Income ...6

                  Consolidated Condensed Statement of Stockholders' Equity.....7

                  Consolidated Condensed Statements of Cash Flows..............8

                  Notes to Consolidated Condensed Financial Statements.........9

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................11

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......16

    Item 4.  Controls and Procedures..........................................16

Part II.  Other Information:

    Item 1.  Legal Proceedings................................................17

    Item 2.  Changes In Securities............................................17

    Item 3.  Defaults Upon Senior Securities..................................17

    Item 4.   Submission of Matters to a Vote of Security Holders.............17

    Item 5.  Other Information................................................17

    Item 6.  Exhibits and Reports on Form 8-K.................................17

Signatures....................................................................18

Certification pursuant to the Sarbanes-Oxley Act of 2002......................19

Certification of Controls and Procedures......................................20

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

Item 1.           Financial Statements
-------           --------------------


                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                                March 31,        December 31,
                                                                  2003               2002
                                                              -------------------------------
                                                               (Unaudited)
Assets
     Cash and due from banks                                  $   2,059,791         2,392,914
     Short-term interest-bearing deposits                        10,662,036         6,710,100
                                                              -------------------------------
         Cash and cash equivalents                               12,721,827         9,103,014
     Investment securities available for sale                     3,326,573         3,912,228
     Mortgage loans held for sale                                   541,644         1,625,533
     Loans                                                      117,958,116       122,501,410
         Allowance for loan losses                               (1,378,663)       (1,494,697)
                                                              -------------------------------
              Net loans                                         116,579,453       121,006,713
     Premises and equipment                                       4,203,613         4,284,827
     Federal Home Loan Bank of Indianapolis stock, at cost        1,025,000         1,025,000
     Interest receivable                                            638,522           764,727
     Cash value of life insurance                                 2,552,888         2,532,999
     Other assets                                                 1,196,663         1,385,274
                                                              -------------------------------

         Total assets                                         $ 142,786,183     $ 145,640,315
                                                              ===============================

Liabilities
     Deposits
         Noninterest-bearing                                  $  12,715,206     $  13,558,713
         Interest-bearing                                       104,292,612       106,051,958
                                                              -------------------------------
              Total deposits                                    117,007,818       119,610,671
     Federal Home Loan Bank of Indianapolis advances             12,000,000        12,500,000
     Other borrowings                                             1,755,933         1,761,999
     Interest payable                                               184,729           192,325
     Other liabilities                                            1,137,271         1,109,761
                                                              -------------------------------
         Total liabilities                                      132,085,751       135,174,756
                                                              -------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
     Preferred stock, no-par value
         Authorized and unissued - 1,000,000 shares
     Common stock, no-par value
         Authorized - 4,000,000 shares
         Issued and outstanding -1,044,926 shares                 7,060,789         7,058,865
     Retained earnings and contributed capital                    3,586,815         3,356,465
     Accumulated other comprehensive income                          52,828            50,229
                                                              -------------------------------
         Total stockholders' equity                              10,700,432        10,465,559
                                                              -------------------------------

         Total liabilities and stockholders' equity           $ 142,786,183     $ 145,640,315
                                                              ===============================

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31
                                                       ------------------------
                                                          2003          2002
                                                       ------------------------

Interest Income
     Loans, including fees                             $2,045,219    $2,400,539
     Investment securities
         Taxable                                           20,704         9,262
         Tax exempt                                        26,398        33,093
     Interest-bearing time deposits                        15,616        25,968
     Dividends                                             14,730        16,598
                                                       ------------------------
         Total interest income                          2,122,667     2,485,460
                                                       ------------------------

Interest Expense
     Deposits                                             522,740       826,992
     FHLB advances                                        170,537       195,869
     Other borrowings                                      31,667        46,262
                                                       ------------------------
         Total interest expense                           724,944     1,069,123
                                                       ------------------------

Net Interest Income                                     1,397,723     1,416,337
     Provision for loan losses                             23,000        71,500
                                                       ------------------------
Net Interest Income After Provision for Loan Losses     1,374,723     1,344,837
                                                       ------------------------

Other Income
     Trust fees                                            18,154        19,765
     Gain on sale of loans                                124,854        38,806
     Service charges on deposit accounts                  185,840       170,870
     Non-customer ATM fee income                           53,235        34,763
     Other operating income                                61,046        68,949
                                                       ------------------------
         Total other income                               443,129       333,153
                                                       ------------------------

Other Expenses
     Salaries and employee benefits                       628,699       652,776
     Premises and equipment                               188,183       173,085
     Advertising                                           19,272        24,904
     Data processing fees                                 185,919       181,355
     Deposit insurance expense                             13,851         5,275
     Printing and office supplies                          45,097        42,623
     Legal and professional fees                           97,672        71,501
     Telephone expense                                     26,518        29,060
     Other operating expense                              186,467       161,352
                                                       ------------------------
         Total other expenses                           1,391,678     1,341,931
                                                       ------------------------

Income Before Income Tax                                  426,174       336,059
     Income tax expense                                   143,579       105,781
                                                       ------------------------

Net Income                                             $  282,595    $  230,278
                                                       ========================

Basic earnings per share                               $      .27    $      .22
                                                              .27           .22
Diluted earnings per share                                    .24           .21
Dividends per share                                           .05           .10


See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                                          Three Months Ended
                                                                                March 31,
                                                                     ---------------------------
                                                                          2003          2002
                                                                     ---------------------------
  Net Income                                                         $  282,595     $  230,278
  Other comprehensive income, net of tax
      Unrealized gains on securities available for sale
          Unrealized holding gains arising during the period,             2,599          1,934
           net of tax expense of $1,705 and $1,269
                                                                     ---------------------------
   Comprehensive income                                              $  285,194     $  232,212
                                                                     ===========================



See notes to consolidated condensed financial statements

                FIRST COMMUNITY BANCSHARES, INC AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                     Retained
                                            Common Stock             Earnings        Accumulated
                                   -------------------------------      and             Other
                                       Shares                       Contributed     Comprehensive
                                     Outstanding       Amount         Capital          Income          Total
                                   -----------------------------------------------------------------------------
Balances, January 1, 2003            1,044,926        $7,058,865     $3,356,465    $    50,229      $10,465,559

    Net income for the period                                           282,595                         282,595
    Unrealized gains on securities                                                       2,599            2,599
    Cash dividend ($.05 per share)                                      (52,245)                        (52,245)
      Tax benefit on stock options                         1,924                                          1,924
           exercised in 2002
                                   -----------------------------------------------------------------------------

Balances, March 31, 2003             1,044,926        $7,060,789     $3,586,815       $ 52,828      $10,700,432
                                   =============================================================================


See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     -----------------------------
                                                                         2003            2002
                                                                     -----------------------------
Operating Activities
     Net income                                                      $    282,595     $    230,278
     Adjustments to reconcile net income to net cash provided by operating activities
       Provision for loan losses                                           23,000           71,500
       Depreciation and amortization                                       84,307           85,748
       Investment securities amortization                                   2,859            4,745
       Net change in:
         Mortgage loans held for sale                                   1,083,889          107,338
         Cash value of life insurance                                     (19,889)         (22,335)
         Interest receivable                                              126,205           (7,245)
         Interest payable                                                  (7,596)         (35,308)
       Other adjustments                                                  166,211           28,300
                                                                     -----------------------------
              Net cash provided by operating activities                 1,741,581          463,021
                                                                     -----------------------------

Investing Activities
     Proceeds from maturities of securities available-for-sale            587,127          340,317
     Net change in loans                                                4,350,160        2,430,673
     Purchases of property and equipment                                   (3,093)          (2,023)
     Other investing activity                                             104,202                0
                                                                     -----------------------------
              Net cash provided by investing activities                 5,038,396        2,768,967
                                                                     -----------------------------

Financing Activities
     Net change in
       Noninterest-bearing, NOW and savings deposits                   (2,511,020)         542,051
       Certificates of Deposit                                            (91,833)       2,893,191
     Proceeds from borrowings                                                   0                0
     Repayment of borrowings                                             (506,066)      (2,008,222)
     Dividends paid                                                       (52,245)         (52,146)
                                                                     -----------------------------
              Net cash provided by (used in) financing activities      (3,161,164)       1,374,874
                                                                     -----------------------------

Net Change in Cash and Cash Equivalents                                 3,618,813        4,606,862

Cash and Cash Equivalents, Beginning of Period                          9,103,014        6,687,450
                                                                     -----------------------------

Cash and Cash Equivalents, End of Period                             $ 12,721,827     $ 11,294,312
                                                                     =============================

Supplemental cash flow disclosures
     Interest paid                                                   $    732,540     $  1,104,431
     Income tax paid                                                            0          155,000
     Dividend payable                                                      52,245           52,146
        Loans to finance the sale of real estate owned                          0           87,300

See notes to consolidated condensed financial statements.

                FIRST COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of First Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, First Community Bank & Trust, a state chartered bank (the "Bank") and First Community Real Estate Management, Inc. ("FCREMI"). FCREMI holds and manages real estate used by the Company and the Bank. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2002, Annual Report to Stockholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share
--------------------------

                                                Three Months Ended                           Three Months Ended
                                                  March 31, 2003                               March 31, 2002
                                                  --------------                               --------------
                                                    Weighted                                      Weighted
                                                     Average      Per Share                        Average     Per Share
                                        Income       Shares         Amount             Income      Shares        Amount
                                        ------       ------         ------             ------      ------        ------
Basic earnings per share
      Income available to common
       shareholders                      $282,595      1,044,926          $  .27        $230,278     1,042,926       $  .22
                                                                  ===============                               ============

Effect of dilutive stock options                         109,142                                         1,913
Effect of convertible  debt                10,568         90,910                          10,568        90,910
                                      ---------------------------                    --------------------------
Diluted earnings per share
      Income available to common
       shareholders and assumed
       conversions                       $293,163      1,244,978          $  .24        $240,846     1,135,749       $  .21
                                      ===========================================    =======================================

Note 3: Effect of Recent Accounting Pronouncements
--------------------------------------------------

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.

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

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. During the three months ended March 31, 2003 and March 31, 2002, no stock options were granted by the Company and previously granted options were vested at issuance.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The date of implementation for this proposed statement is not known.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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

On March 27, 2003, the Company executed a definitive agreement providing for the merger of the Company with and into a wholly-owned subsidiary of MainSource Financial Group, Inc. The agreement provides that the Company's stockholders will receive $21 in cash for each share of common stock of the Company, and each holder of options to purchase common stock in the Company will receive $21.00 per share less the exercise price of such option. The consummation of the merger transaction is subject to various regulatory approvals and the approval of the stockholders of the Company at a special meeting scheduled for May 28, 2003. Assuming the stockholders vote in favor of the merger, the Company anticipates that the merger transaction will close during the second quarter of 2003.

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

Critical Accounting Policies
----------------------------

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages F-7 through F-9 of the Annual Report to Stockholders for the year ended December 31, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the determination of the allowance for loan losses as a critical accounting policy.

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

Financial Condition
-------------------

Total assets decreased approximately $2.8 million, or 2.0%, to $142.8 million at March 31, 2003, from $145.6 million at December 31, 2002. Net loans decreased 3.7% from $121.0 million on December 31, 2002 to $116.6 million on March 31, 2003. Deposits decreased 2.2% from $119.6 million on December 31, 2002 to $117.0 million on March 31, 2003. FHLB advances decreased $500,000 during the same time period. Stockholders' equity was $10.7 million at March 31, 2003 as compared to $10.5 million at December 31, 2002.

The decrease in net loans was a result of the continued weakness of the local economy. The Bank experienced a significant increase in loan repayments coupled with a weak demand for loans during the quarter ended March 31, 2003. The $4.4 million net decrease in loans and the $1.1 million decrease in loans held for sale created added liquidity for the Bank.

The Bank's liquidity position will greatly influence management's decisions relating to the mix of borrowing, deposits and investment securities. With the increase in liquidity from the decreases in loans, cash and cash equivalents increased $3.6 million for the three months ended March 31, 2003 compared to the balance at December 31, 2002. The increase in cash and cash equivalents was primarily invested in overnight time deposits at the Federal Home Loan Bank of Indianapolis.

Results of Operations Comparison of Three Months Ended March 31, 2003 and March 31, 2002
-------------------------------------------------------------------------

The Company had net income of $283,000 during the three months ended March 31, 2003 as compared to $230,000 for the three months ended March 31, 2002. The $53,000 increase in net income between the two periods represents a 23.0% increase.

Net interest income was $1.4 million for both periods ended March 31, 2003 and March 31, 2002. The Company is continuing to experience the effects of interest rate reductions that occurred in 2002. The Bank's interest-earning assets were able to reprice in proportion to the interest-bearing liabilities. The interest-bearing liabilities experienced considerable repricing during the last two quarters of 2002, which has continued into 2003. As a result, total interest income decreased by approximately $363,000 when comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002. Offsetting the decrease in total interest income was a decrease in interest expense of $344,000.

The Company made a $23,000 provision for loan losses for the three months ended March 31, 2003 compared to $72,000 for the three months ended March 31, 2002, or a decrease of $49,000. This decrease was primarily due to the recoveries on charged off loans totaling approximately $62,000 during the first quarter of 2003. The loan loss reserve calculations are reviewed monthly by both the Bank's senior lending officer and the board of directors. The calculations consider all loans in the portfolio, with special consideration given to classified loans and non-performing loans. The Company believes the current loan loss reserve levels are adequate at this time.

Management continued to focus on increasing non-interest income while managing non-interest expenses during the quarter ended March 31, 2003. As a result of these efforts, non-interest income increased $110,000 or 33.0% from $333,000 for the three months ended March 31, 2002 to $443,000 for the three months ended March 31, 2003. This increase was primarily due to:

     o    Increased gain on the sale of mortgage loans of $86,000;
     o    Increased service charges on deposit accounts of $15,000; and
     o    Increased non-customer ATM fee income of $19,000.

The increase in the gain on the sale of mortgage loans is due to the success of the Bank's secondary market mortgage program. The increase in service charges on deposit accounts is attributed to increased transaction volumes and the Bank servicing more deposit accounts. The increase in non-customer ATM fees is mainly due to the strategic placement of the Bank's ATMs in convenient locations to our customers and non-customers as well.

Non-interest expenses increased $50,000 or 3.7% for the quarter ended March 31, 2003 compared to the same period in 2002. This increase was primarily composed of increases in legal and professional fees and other operating expenses. Legal and professional fees increased $26,000 for the quarter ended March 31, 2003 compared to the same period in 2002, primarily due to fees relating to the upcoming merger and litigation arising from loan delinquencies. The increases in other operating expenses were related to other real estate owned, repossessions and ATM interchange fees. Miscellaneous expenses related to other real estate owned and repossessions increased $10,000 during the three month period compared the previous year. ATM interchange fees increased $6,000 due to an increase in transaction volumes. Management has made a commitment to continue to monitor all non-interest expenses to further reduce expenses when practicable.

Income taxes increased $38,000 for the three months ended March 31, 2003, when compared to the same period in 2002. The Company's effective tax rate was 33.7% during the quarter ended March 31, 2003 compared to 31.5% during the quarter ended March 31, 2002.

Asset Quality
-------------

The Bank currently classifies loans as "substandard", "doubtful" and "loss" to assist management in addressing collection risks and pursuant to regulatory requirements which are not necessarily consistent with generally accepted accounting principles. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. As of March 31, 2003, the Bank had $3.8 million of loans classified as substandard, none as doubtful and none as loss. The allowance for loan losses was $1.4 million or 1.2% of loans receivable at March 31, 2003 compared to $1.5 million or 1.2% of loans receivable at December 31, 2002. A portion of classified loans are non-accrual loans. The Bank had non-accrual loans totaling $3.1 million at March 31, 2003 compared to $2.7 million and December 31, 2002. All non-accrual loans are considered substandard.

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

At March 31, 2003, the Bank's one-year cumulative interest-rate gap as a percent of total assets was a negative 2.1%. This negative interest-rate gap represents substantial risk for the Bank in an environment of rising interest rates. A negative interest-rate gap means the Bank's earnings are vulnerable in periods of rising interest rates because during such periods the interest expense paid on liabilities will generally increase more rapidly than the interest income earned on assets. Conversely, in a falling interest-rate environment, the total interest expense paid on liabilities will generally decrease more rapidly than the interest income earned on assets. A positive interest-rate gap would have the opposite effect.

Asset management goals have been directed toward obtaining a suitable balance of asset quality, liquidity and diversification in order to stabilize and improve earnings. The asset management strategy has concentrated on shortening the maturity of its loan portfolio by increasing adjustable-rate loans and short-term installment and commercial loans. However, increasing short-term installment and commercial loans increases the overall risk of the loan portfolio. Such risk relates primarily to collection and to the loans that often are secured by rapidly depreciating assets. The Company's ratio of non-performing assets to total assets was 2.42 % at March 31, 2003 and 2.44 % at December 31, 2002.

The primary goal in the management of liabilities has been to extend the maturities and improve the stability of deposit accounts. Management has attempted to combine a policy for controlled growth with a strong, loyal customer base to control interest expense.

The following schedule illustrates the interest-rate sensitivity of interest-earning assets and interest-bearing liabilities at March 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as subject to change every one to three years based upon the contracted-for adjustment period. This schedule does not reflect the effects of possible loan prepayments or enforcement of due-on-sale clauses.

                                                      At March 31, 2003 Maturing or Repricing
                                              -----------------------------------------------------
                                              One Year     1 - 3      3 - 5      Over 5
                                              or Less      Years      Years      Years      Total
                                              -----------------------------------------------------
                                                                (Dollars in 000's)
Interest-earning assets:
   Adjustable rate mortgages                  $ 16,572    $  4,905   $  5,812   $    300   $ 27,589
   Fixed rate mortgages                          3,599       2,598      2,645     13,857     22,699
   Commercial loans                             16,232       6,663      2,448      5,410     30,753
   Consumer loans                               14,121      12,980      5,197      1,940     34,238
   Tax-exempt loans and leases                      37         612      1,213        705      2,567
   Investments                                     230         876      1,407        814      3,327
   FHLB stock                                    1,025       1,025
   Interest-bearing deposits                    10,660      10,660
                                              -----------------------------------------------------
       Total interest-earning assets            62,476      28,634     18,722     23,026    132,858
                                              -----------------------------------------------------
Interest-bearing liabilities:
   Fixed maturity deposits                      32,440       7,550      6,926      4,400     51,316
   Other deposits                               32,018      13,900      5,425      1,596     52,939
   FHLB advances                                 1,000         500      5,000      5,500     12,000
                                              -----------------------------------------------------
       Total interest-bearing liabilities       65,458      21,950     17,351     11,496    116,255
                                              -----------------------------------------------------
Excess (deficiency) of interest-earning         (2,982)      6,684      1,371     11,530     16,603
assets over interest-bearing liabilities
Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities                    (2,982)      3,702      5,073     16,603
Cumulative ratio at March 31, 2003 as a
percent of total assets                           (2.1)%       2.6%       3.6%      11.6%

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

Management believes that it has adequate liquidity for the Company's short- and long-term needs. Short-term liquidity needs resulting from normal deposit/withdrawal functions are provided by the Company retaining a portion of cash generated from operations in a Federal Home Loan Bank ("FHLB") daily investment account. This account acts as a short-term liquidity source while providing interest income to the Company. Long-term liquidity and other liquidity needs are provided by the ability of the Company to borrow from the FHLB. The balance of its FHLB advances was $12.0 million at March 31, 2003 and $12.5 million at December 31, 2002.

At March 31, 2003, the Bank had a tier 1 leverage ratio of approximately 7.93% and a total risk-based capital ratio of approximately 10.92%. The regulatory tier 1 leverage and total risk-based capital requirements are 4.0% and 8.0% respectively.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk
-------           ----------------------------------------------------------

The Company qualifies as a small business issuer. Therefore, Item 7A is not required under Section 229.305 of Regulation S-K.


Item 4.           Controls and Procedures
-------           -----------------------

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company is timely gathered, analyzed and disclosed to such officers within the Company, as appropriate, to allow timely decisions regarding required disclosure in the Company's reports filed under the Securities Exchange Act of 1934, as amended.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           Part II - Other Information

Item 1.           Legal Proceedings.
-------           ------------------
                  None.

Item 2.           Changes in Securities.
-------           ----------------------
                  None.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote by Security Holders.
-------           ----------------------------------------------------
                  None.

Item 5.           Other Information.
-------           ------------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
-------           ---------------------------------
                  (a)      Exhibits

                           Exhibit 99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST COMMUNITY BANCSHARES, INC.

    Date: May 15, 2003                  By: /s/ Albert R. Jackson III
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

By: /s/ Albert R. Jackson, III
    ---------------------------------------------------
    Chief Executive Officer and Chief Financial Officer
    May 15, 2003